Form 10QSB
period 2003-09-30
INTERNATIONAL TEST SYSTEMS INC
filed 2003-11-20
CIK 1070799

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO
                               -----------    ---------------

                        COMMISSION FILE NUMBER 333-88179

                              --------------------

                        INTERNATIONAL TEST SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                            74-29581956
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYEE
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

           16161 COLLEGE OAK
         SAN ANTONIO, TEXAS                                        78249
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

                                 (210) 408-6019
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
    (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                     REPORT)


                              --------------------


     Check  whether  the  issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past
90  days:   Yes [X]     No

     Registrant's number of common shares outstanding as of October 31, 2003:
22,357,000

                                TABLE OF CONTENTS

PART  I     FINANCIAL  INFORMATION

Item  1.  Financial  Statements                                                3

Consolidated  Balance  Sheet,  September  30,  2003  (Unaudited)               3
----------------------------

Consolidated  Statements  of  Operations,  Three  Months  and  Nine Months
----------------------------------------
Ended September  30,  2003  and  2002  (Unaudited)                             4

Consolidated  Statements of Cash Flows, Nine Months Ended September 30, 2003
--------------------------------------
and 2002  (Unaudited)                                                          5

Notes  to  Consolidated  Financial  Statements (Unaudited)                     6
----------------------------------------------

Item  2.  Management's  Plan  of  Operation                                    7

Item  3.   Controls  and  Procedures                                           9


PART  II  -  OTHER  INFORMATION

Item  2.  Changes  in  Securities                                             10

Item  5.  Other  Information                                                  10

Item  6.  Exhibits  and  Reports  on  Form  8-K                               15

SIGNATURES                                                                    18

INDEX TO EXHIBITS                                                             19

PART I
                              FINANCIAL INFORMATION

Item  1.  Financial  Statements



                        INTERNATIONAL TEST SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2003
                                  (Unaudited)

        ASSETS
Fixed assets, net of $27,888 accumulated depreciation  $     1,007
                                                        ===========



      LIABILITIES

Current Liabilities
  Accounts payable                                     $    43,865
  Accrued expenses                                           7,290
  Current portion of note payable                              954
  Notes payable to related parties                         122,900
                                                        -----------
    Total Current Liabilities                              175,009
                                                        -----------


      STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par, 10,000,000 shares
  authorized, none issued and outstanding
Common stock, $.001 par, 50,000,000 shares
  authorized, 2,407,000 shares outstanding                   2,407
Additional paid in capital                               1,584,384
Retained deficit                                        (1,760,793)
                                                        -----------
    Total Stockholders' Deficit                         (  174,002)
                                                        -----------
      Total Liabilities and Stockholders' Deficit       $    1,007
                                                        ===========


                        INTERNATIONAL TEST SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         Three Months and Nine Months Ended September 30, 2003 and 2002
                                  (Unaudited)



                                    Three Months               Nine Months
                                 Ended September 30,      Ended September 30,
                                 2003         2002         2003         2002
                              ---------    ---------    ---------    ---------
Revenue from equipment sales
  and sales commissions       $       40   $    7,468   $      540   $    8,975
Rental income                                                               510
                              ---------    ---------    ---------    ---------
  Total revenue                       40        7,468          540        9,485

Selling expenses                                                 7
General & administrative
  - paid in stock                 62,400        8,000       68,800       58,000
  - paid in cash                  29,177        6,280      103,352       25,453
Depreciation                         791          913        2,371        1,521
Write off of deferred
  offering costs                 202,259                   202,259
                              ---------    ---------    ---------    ---------
  Loss From Operations          (294,587)      (7,725)    (376,249)     (75,489)

Interest expense                (  2,383)      (  534)    (  7,452)     ( 2,546)
                              ---------    ---------    ---------    ---------
Net loss                      $ (296,970)  $   (8,259)  $ (383,701)  $  (78,035)
                              ==========   =========    ==========   ==========

Basic and diluted net loss
  per common share            $     (.13)  $     (.00)  $     (.18)  $     (.04)
Weighted average common
  shares outstanding           2,261,500    2,100,000    2,160,056    2,094,444


                        INTERNATIONAL TEST SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2003 and 2002
                                  (Unaudited)



                                                               2003          2002
                                                             ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $(383,701)  $(78,035)
  Adjustments to reconcile net loss
    to cash used in operating activities:
    Stock issued for services                                   68,800     58,000
    Depreciation                                                 2,371      1,521
    Write off of deferred offering costs                       202,259
    Changes in:
    Accounts receivable                                            273        448
    Inventory                                                    2,799        833
    Due from related parties                                       776    (    25)
    Accounts payable                                          (  4,557)     3,714
    Accrued expenses                                            59,700      1,605
                                                             ---------    ---------
NET CASH USED IN OPERATING ACTIVITIES                         ( 51,280)   (11,939)
                                                             ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash received in purchase of Pensar                                         153
                                                                          ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable to
    related parties                                             70,832     26,750
  Payments on notes payable to related parties                 ( 2,682)
  Payments on note payable                                     (   720)   (   561)
  Increase in deferred offering costs                          (18,550)   (22,572)
  Contributions to capital                                       2,400      6,900
                                                             ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       51,280     10,517
                                                             ---------    ---------
NET CHANGE IN CASH                                                   0    ( 1,269)

CASH AT BEGINNING OF PERIOD                                          0      2,124
                                                             ---------    ---------
CASH AT END OF PERIOD                                        $       0   $    855
                                                             =========    =========

NON CASH DISCLOSURES:
  Shares issued for deferred compensation                    $  54,000

                        INTERNATIONAL TEST SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of International Test Systems, Inc., a Delaware corporation ("ITS"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in ITS' latest Annual Report filed with the SEC on August 11, 2003, as Amendment No. 9 to Form SB-1. In the opinion of Management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2002 as reported in Form SB-1, have been omitted.

NOTE 2 - NOTES PAYABLE TO RELATED PARTIES

In March 2003, ITS signed an unsecured line of credit agreement with a major shareholder. The agreement provided for a $30,000 line of credit available to ITS as needed with 10 percent interest. In August 2003, the line of credit was increased to $45,000 and the interest was reduced to 6 percent. Approximately $1,500 was available for borrowing as of September 30, 2003. The entire unpaid principal and interest is due on December 31, 2003. In August 2003, BFP agreed to increase the ITS line of credit to $85,000 and reduce the interest to 6 percent. Approximately $4,500 was available for borrowing as of September 30, 2003. The Stock Purchase Agreement also provides that all accrued interest on the notes, shall be waived, and that the notes shall accrue no interest on a going forward basis.

NOTE 3 - COMMON STOCK

In the nine months ending September 30, 2003, ITS issued 172,000 shares for compensation to a third party, BFP and ITS's president at $.40 per share or $68,800. The entire $68,800 has been recorded as an expense in the nine months ending September 30, 2003.

In the nine months ended September 30, 2003, ITS issued 135,000 shares to three directors for previously accrued deferred compensation at $.40 per share or $54,000.

NOTE 4 - ACCRUED EXPENSES

On April 23, 2003, the board of directors approved payments to three officers and directors for past services totaling $54,000. The officers and directors could have elected to receive their compensation in the form of ITS common stock using a $.40 per share conversion factor. In August 2003, the directors elected to convert and received a total of 135,000 shares. See note 3 for details.

NOTE 5 - SUBSEQUENT EVENTS

ITS entered into a Stock Purchase Agreement with one of its shareholders, Promota International, Inc. ("Promota"), wherebyPromota contributed $250,000 in capital to ITS in exchange for the issuance byITS to Promota of 19,850,000 shares. Following the issuance of shares pursuantto the Stock Purchase Agreement, the total number of shares owned by Promota,including the 626,000 shares owned by Promota prior to the Stock PurchaseAgreement, was ninety-two percent (92%) of the issued and outstanding commonstock of ITS. The Stock Purchase Agreement was dated October 23, 2003, and was signed by all parties as of October 31, 2003. Pursuant to the Stock Purchase Agreement, the notes currently held by Carey G. Birmingham and BFP Texas Ltd.have been extended to January 31, 2004, with an additional thirty day marketcondition clause, and are, in any event, to be retired only with cash proceedsreceived in later offerings. Promota transferred an additional $25,000 to ITS on October 31, 2003, for ITS to use to reduce its accounts payable, cover filing feesand related costs of filing its 8-K and this Report, as well as to pay thesalary of Carey G. Birmingham.Promota is a Delaware holdingcompany that is a wholly-owned subsidiary of Promota Hellas, S.A. ("Hellas").Hellas is a Greek company that is publicly traded on the Athens Stock Exchange,and has an estimated market capitalization of $50 million. Promota has a wholly-owned subsidiary, Promota Aeropark, SA, a Bulgarian company, publiclytraded on the Bulgarian Stock Exchange. Of the $250,000 in cash that Promota transferred to ITS in the time period up to and including October 23, 2003, $30,000 was used to reduce the line of credit to Carey Birmingham. $45,000 of the BFP line of credit will be converted into 100,000 shares of ITS. CareyBirmingham and BFP will each forgive $7,500 on their lines of credit. Theremaining Carey Birmingham and BFP debt will be retired with cash proceeds received in later offerings.

ITEM  2.

                         MANAGEMENT'S PLAN OF OPERATION.

     This discussion and analysis is a presentation by the Management ("Management") of International Test Systems, Inc. (the "Company" or the
"Registrant")  of  its  financial  condition  and  current  corporate structure.

     Certain statements contained under this caption and elsewhere in this discussion and analysis regarding matters that are not historical facts are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. All statements that address operating performance, events or developments that Management expects to incur in the future, including statements relating to sales and earning growth or statements expressing general optimism about future operating results or investments, capital infusions, or expected transactions are forward-looking statements. These forward-looking statements are based on Management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in these forward-looking statements. The differences may be caused by a variety of factors, including, but not limited to, adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues or net income, the possibility of fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things.

OVERVIEW  OF  OUR  BUSINESS

GENERAL

     We manufacture, market, sell and distribute a family of hardware and software products used to test and troubleshoot components on printed circuit boards.


THE  PRODUCTS  WE  OWN  AND  MARKET

     The products we own and market are known collectively as the CircuiTest In-Circuit Component Test System and include the 2000S In-Circuit Component Test System, the CircuiTest 2100 Scanner Expansion and the recently developed 2100 S/OAI (Shorts/Opens Adapter Interface) Shorts and Opens Tester. A full explanation of our products, their market, their features, our marketing strategy, and their competitive environment was included in Amendments 1 through 9 of the Company's Form SB-1, as finally filed on August 11, 2003, and is incorporated by reference herein.


DESCRIPTION  OF  OUR  PROPERTY

     We currently sublease approximately 200 square feet of office and warehouse space at 16161 College Oak, Suite 101, San Antonio, Texas, which we use for our corporate offices. We entered into a three-year sublease with BFP Texas Ltd., an entity controlled by our Executive Vice-President, and the sub lease expires on December 31, 2004. Our sublease rental payment is $150 per month. In addition to rent, we pay a proportionate share of normal office expenses for the maintenance of the premises.

     Our Executive Vice-President, Carey Birmingham, owns a 4.02% limited partnership interest in BFP Texas, Ltd., our landlord.

     We believe that the existing premises will satisfy our needs in the foreseeable future with only moderate changes needed to be made to the premises to accommodate additional staff. Ample small office space is available to us, and we are not real estate dependent.

INTELLECTUAL  PROPERTY

     On May 1, 2002 we acquired all ownership rights, including copyrights, to the software, hardware and intellectual property associated with the product known as CircuiTest 2000S from Pensar. The hardware is protected from outside duplication by a Programmable Array Logic chip, or "PAL" on the main system motherboard. This chip is installed and programmed in the final phase of quality control at its main office by developers of the system. Immediately after programming, a small fuse is "blown" in the PAL, making the hardware and its functions virtually impossible to duplicate.

RESEARCH  AND  DEVELOPMENT

     We have not spent any funds on research and development of products during the last fiscal year.

CURRENT  STATUS

     Pursuant to the Stock Purchase Agreement (as more particularly described below in Item 2 of Part II) entered into by the Company and Promota International, Inc., a corporation organized under the laws of the State of Delaware ("Promota"), the Company has received an infusion of capital from Promota, and, as a result of such capital contribution, Promota now owns a controlling interest (approximately 92%) of the issued and outstanding stock of the Company. Pursuant to the Stock Purchase Agreement, H. Alexander Yount and H. Youval Krigel resigned from their positions as directors of the Company on October 31, 2003, and Carey G. Birmingham, the sole remaining director of the Company, pursuant to the By-Laws of the Company, accepted the resignations of H. Alexander Yount and H. Youval Krigel on November 6, 2003, and appointed Mike Dramytinos, Christos Mouroutis and Warren A. Kirshenbaum, to the Board of Directors of the Company. In addition, on November 6, 2003, the Board of Directors appointed the following persons as Officers of the Company:
Mike Dramytinos, President; Christos Mouroutis, Executive Vice-President; and Carey G. Birmingham, Executive Vice-President. Therefore, the Board of Directors and Officers are now reflective of Promota's interest in the Company.

The Company intends to use its capital to reduce its outstanding debts and payables, fund its ongoing business and operating expenses.

ITEM  3.  CONTROLS  AND  PROCEDURES.

     Within the ninety (90) days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of our Management, including our President and Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon the evaluation, our former President and Chief Executive Officer (currently an Executive Vice-President) concluded that our disclosure controls are effective in timely alerting them to material information relating to us, required to be included in our periodic SEC filings. There have been no significant changes in our internal controls subsequent to the date we conducted our evaluation.

                                     PART II
                                OTHER INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES;  RECENT ISSUANCES OF UNREGISTERED SECURITIES.

     As the Registrant reported in its Form 8-K (filed on November 12, 2003) on October 23, 2003, the Registrant and Promota entered into a Stock Purchase Agreement whereby nineteen million eight hundred fifty thousand (19,850,000) shares of common stock, par value $.001 per share (the "Common Stock") of the Registrant were issued to Promota in exchange for a capital contribution of two hundred fifty thousand dollars ($250,000.00). The Stock Purchase Agreement was signed by all parties on October 31, 2003, resulting in the effective date of the Stock Purchase Agreement being October 31, 2003. Prior to the closing of the Stock Purchase Agreement, Promota owned six hundred twenty six thousand (626,000) shares of Common Stock. As of the date of this Report, Promota owns twenty million four hundred seventy six thousand (20,476,000) shares of Common Stock, equaling approximately ninety two per cent (92%) of the twenty two million three hundred fifty seven thousand (22,357,000) shares of Common Stock outstanding as of October 31, 2003. The capital contribution of two hundred fifty thousand dollars ($250,000.00) transferred to the Registrant, together with $25,000, transferred on October 31, 2003, for ITS to use to reduce its accounts payable, cover filing fees and related costs of filing its 8-K and this Report, as well as to pay the salary of Carey G. Birmingham, was contributed to Promota by Promota Hellas, S.A., a corporation organized under the laws of Greece ("Hellas"), which owns all of the outstanding common shares of Promota. Hellas is publicly traded on the Athens Stock Exchange, and has an estimated market capitalization of $50 million. Promota owns a controlling interest of all of the outstanding shares of Promota Aeropark, SA, a company organized under the laws of Bulgaria ("Aeropark"), which is publicly traded on the Bulgarian Stock Exchange.

ITEM  5.  OTHER  INFORMATION.

     The following table sets forth the names and ages of the members of our Board of Directors, executive officers, and the position held in the Company by each:


NAME                           AGE               POSITION
----                           ---               --------

Mike  Dramytinos               59               Director,  President

Carey  Birmingham              48               Director,  Executive
Vice-President

Christos  Mouroutis            39               Director,  Executive
Vice-President

Warren  A.  Kirshenbaum        37               Director

     Mike  Dramytinos  was  born  and  currently  resides  in  Athens,  Greece.
After his service in the Greek Army ended, Mr. Dramytinos began work in the hotel industry; first as Food & Beverage Manager and Assistant Director at the Hotel Grande Bretagne, and then as General Manager of the Hotel Casino--Mont Parnes in Athens. Mr. Dramytinos then went on to found Promota Hellas, S.A. ("Promota Hellas"), a Greek Company that is listed on the Athens Stock
Exchange. Promota Hellas is the leading company in Greece that manufactures and distributes (a) gifts that promote a Company's products or services; (b) corporate gifts; (c) textile promotions; and (d) advertising gifts. Promota Hellas is the largest company in the Business Gifts and Premium sector in Greece, and one of the five (5) largest companies of its kind in the European Union. For the past three consecutive years, Promota Hellas has been named to the list of the 500 fastest growing companies in Europe. Mr. Dramytinos is currently the Managing Director and President of Promota Hellas. Mr. Dramytinos has served as the Vice-President of the International Partnership for Premiums and Gifts, and was the first President of the Greek Association of Business Gifts Dealers. He is a member of the Greek Chamber of Commerce, the German Present Service Institute, and the American Advertising Specialty Institute. Mr. Dramytinos is President of Promota Bulgaria AD, a Bulgarian company listed on the Bulgarian Stock Exchange, Promota Aeropark AD, a Bulgarian Company listed on the Bulgarian Stock Exchange, and a subsidiary of Promota International, Inc., and Bulgarian InformationTechnologies AD (BITEX), a Bulgarian company in the process of being listed on the Bulgarian Stock Exchange. He is fluent in Greek, English, German, French, Italian and Danish.

     Christos N. Mouroutis was born in Athens, Greece. He is an alumnus of the American Hellenic Foundation - High School 1983. He graduated with a BA degree from the Law School of the University of Thrace, Greece, and he received an MBA from the London School of Economics. He has participated in a series of seminars on Banking and Insurance Law. In 1990, he became a member of the Piraeus Bar of Lawyers, and he practiced law for one year, until he resigned in 1991 to follow a business career. From 1991-1993, he worked at KPMG, in their Management Consulting Department. In 1993 he established Unibros Shipping (Greece) Ltd, which became one of the main sea liners from Black Sea to Far East. In 1996 he sold his shares in Unibros Shipping, and created United Communications International Inc. (UCI), in New York. UCI developed new businesses in the telecom sector in Russia, Greece, and Cyprus. UCI was later sold to a Cyprus company, while a division of it was merged with the publicly listed NASDAQ company eGlobe Inc. Christos Mouroutis became a Vice-President of eGlobe with responsibility for the Eastern European markets. In the year 2000, Christos Mouroutis created Worldfast
Communications, Inc., which developed telecom businesses in Bulgaria, Romania, Serbia and Montenegro, and Macedonia. Worldfast Communications, Inc. was sold in 2002 to new investors. Currently Christos Mouroutis is the CEO and a Board Member of EuroCapital Ltd and EuroCapital Finance SA in Sofia, Bulgaria.

     Warren A. Kirshenbaum was born and reared in Johannesburg, South Africa, and has lived in the United States since 1989. Mr. Kirshenbaum is currently a member of Eaton & Van Winkle LLP, a law firm in New York City, which he joined as a Partner in 2001. Prior to joining Eaton & Van Winkle LLP, Mr. Kirshenbaum was a former Staff Attorney at Prudential Securities, and later formed and managed his own law firm, Kirshenbaum & Kirshenbaum, PLLC. Mr. Kirshenbaum represents many international clients in their corporate interests in the United States and abroad, as well as many United States based entities. Mr. Kirshenbaum's clients operate in many different industries, and range from small start-up operations to publicly traded entities. Mr. Kirshenbaum frequently is asked to lecture and present seminars on corporate issues. Mr. Kirshenbaum attended the Undergraduate Business School of the University of the Witwatersrand, in Johannesburg, South Africa (Bachelor of Commerce Degree,
1989), the New England School of Law (J.D., 1992), and New York University School of Law (LL.M. in Corporate Law, 1993). He is a member of the Bar in New York, Connecticut, and the District of Columbia, as well as the United
States District Courts for the Southern and Eastern Districts of New York, and the United States Supreme Court. He is a member of the American Bar Association, Business Law Section; the Association of the Bar of the City of New York, the Dallas Bar Association; the Legal Referral Service of the Association of the Bar of the City of New York; the Let's Talk Business Network; and he is a member of the Greater Dallas Chamber of Commerce. He is fluent in Dutch, and has a working knowledge of German.

Carey G. Birmingham has served as our President, Chief Executive Officer, Chief Financial Officer and Director since we were reincorporated in Delaware in 1999, and is now an Executive-Vice President and a Director. Since 1996, Mr. Birmingham served as chairman and president of ITS Texas, as well as Pensar Technologies LLC. Mr. Birmingham was responsible for the formation and management of ITS Texas in September 1996, which was a development stage company. Prior to the formation of ITS Texas, Mr. Birmingham was also responsible for the formation of Pensar Technologies LLC in 1995, a start-up company created to design and market the technology known as the 2000S In-Circuit Test System. Mr. Birmingham was responsible, until October 23, 2003, for long-term strategic planning and all day-to-day administrative activities, including marketing, finance, profit and loss responsibility, building strategic alliances and developing sales . Mr. Birmingham will now assist the Company in its capital markets activities, strategic planning, and certain administrative activities, such as regulatory compliance, and sales and marketing.

     During the past 14 years, in addition to his work in venture capital and individual investments, Mr. Birmingham had served in various capacities. From March 1982 through April 1984, Mr. Birmingham served as Asset Manager and Sr. Asset Manager for New York Life Insurance. Mr. Birmingham served as a Vice President for Unicorp American Corporation and Executive Vice President for Unicorp Property Management, a subsidiary, from May 1984 through November 1989. Mr. Birmingham served as a Portfolio Director for United Services Automobile Association (USAA) from 1990 through part of 1992. In addition, Mr. Birmingham served as a consultant for Fidelity Mutual Life Insurance and Mutual Benefit
Life from 1992 through 1994. Mr. Birmingham has been responsible for the asset and property management of real estate portfolios valued in excess of $250 Million at New York Life, $300-$400 Million at Unicorp American, $200-$300
Million at USAA and approximately $300 -$400 million at Fidelity and Mutual Benefit Life. During his tenure with these companies, Mr. Birmingham generated gross sales proceeds of over $700 million from the sale of properties. Mr. Birmingham received a BA degree from New York University in 1980.

     The following sets forth the number of shares of our $0.001 par value common stock beneficially owned, as of October 31, 2003, by (i) each person who was known by us to own, individually, or beneficially, more than five percent (5%) of our issued and outstanding common stock; (ii) each of the named Executive Officers; (iii) the individual Directors; and (iv) the Officers and Directors as a group. As of October 31, 2003, there were 22,357,000 common shares issued and outstanding, on a fully diluted basis (assuming conversion of $45,000 of the BFP Texas Ltd. promissory note into 100,000 shares of the Company).

    TITLE OF CLASS                  Name and Address                    Amount of Beneficial    Percent of Class
                                   of Beneficial Owner                       Ownership
------------------------      ----------------------------            ---------------------    -----------------

COMMON                        Carey G. Birmingham
                              (President & CEO and a Director)
                              16161 College Oak                               762,500 (1)                     3%
                              San Antonio, TX 78249

COMMON                        H. Youval Krigel (Former Director)
                              16161 College Oak                               100,000                       0.4%
                              San Antonio, TX 78249

COMMON                        H. Alex Yount (Former Director)
                              16161 College Oak                               100,000                       0.4%
                              San Antonio, TX 78249

COMMON                        Promota International, Inc.
                              c/o 3 Park Avenue, 16th Floor                 20,476,000                       92%
                              New York, NY 10016

COMMON                        Officers and Directors as a group             21,238,500(2)                    95%
                              (consisting of 2 persons)



(1) Includes (a) 81,000 shares owned by BFP Texas Ltd., a Texas limited partnership that owns and operates real estate, including the office building in which the Company maintains its primary office. Carey Birmingham, owns a 4.02% limited partnership interest in BFP Texas, Ltd;
     (b) 250,000 shares owned by Pensar Technologies, LLC, the largest shareholders of which are Carey G. Birmingham and BFP Texas Ltd., which together own approximately 68% of the total issued and outstanding shares of Pensar Technologies, LLC; and (c) assuming conversion of $45,000 of the BFP Texas Ltd. promissory note into 100,000 shares of the Company.
(2) Includes the shares of Promota International, Inc., as the President of Promota International, Inc., Mike Dramytinos is a director and the President of Registrant.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

                            EXHIBIT AND REPORT INDEX

(a)     Exhibits

Exhibit  Number                       Description  of  Exhibit
---------------                      -------------------------

     1.1  (1)               Certificate  of  Incorporation  of  Registrant

     1.2  (1)               By-laws  of  Registrant

     1.3  (5)               Certificate  of Amendment to Certificate of
                            Incorporation

     2.1  (9)               Stock  Purchase Agreement between International Test
                            Systems, Inc. and  Promota  International,  Inc.,
                            dated  October  23,  2003

     4.1  (3)               Form  of  Share  Certificate

     4.2  (3)               Form  of  Warrant

     4.3  (3)               Form  of  Warrant  Agreement

     4.4  (8)               Form  of  Subscription  Agreement

     5.1  (8)               Opinion  of  David M. Loev, Attorney at Law, counsel
                            to Registrant  (see  Exhibit  23.2.)

    10.1  (1)               Letter  of  Intent  dated  June 4, 1999 with Unifund
                            America, Inc.

    10.2  (2)               Reorganization  and  Stock  Subscription  Agreement
                            Dated June 16, 1999.

    10.3  (2)               Stock  Exchange  Agreement  dated September 20, 1999
                            among certain shareholders  of  International  Test
                            Systems, Inc., a Texas corporation and International
                            Test  Systems,  Inc.,  a  Delaware  corporation.

    10.4  (1)               Distributorship Agreement dated June 19, 1999
                            between Pensar, Inc. and International Test Systems,
                            Inc.

    10.5  (2)               Amended and Restated Distributorship Agreement dated
                            April 15, 2000 between Pensar, Inc. and
                            International  Test  Systems,  Inc.

    10.6  (3)               Second  Amendment  to  Distributorship  Agreement

    10.7  (2)               Distributorship  Agreement  dated  April  15, 2000
                            between Comware Technical Services and International
                            Test  Systems,  Inc.

    10.8  (4)               Third  Amendment  to  Distributorship  Agreement.

    10.9  (4)               Employment  Agreement  with  Carey  Birmingham

    10.10  (4)              Asset Purchase Agreement between International Test
                            Systems, Inc. and  Pensar  Technologies,  LLC

    10.11  (4)              Underwriting  Agreement  with  Public  Securities

    10.12  (6)              First  Amendment to Underwriting Agreement with
                            Public Securities

    10.13  (7)              Second Amendment to Underwriting Agreement with
                            Public Securities

    16.1  (7)               Letter  from  Thomas  Monahan,  Certified  Public
                            Accountant

    23.1  (8)               Consent  of  Malone & Bailey, PLLC, Certified Public
                            Accountants.

     23.2  (8)              Consent  of  David  M.  Loev,  Attorney  at  Law

    31.1  (10)              Certification  of  President  pursuant  to  Section
                            302  of  the Sarbanes-Oxley  Act  of  2002

    31.2  (10)              Certification of Executive Vice-President pursuant
                            to Section 302 of  the  Sarbanes  Oxley  Act of 2002

    32.1  (10)              Certification  pursuant  to 18  U.S.C. 1350, adopted
                            pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by President

    32.2  (10)              Certification  pursuant to  18  U.S.C. 1350, adopted
                            pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Executive Vice-President


(1) Previously filed as an exhibit to our registration statement filed on September 30, 1999 (File No. 333-88179) herein incorporated by reference.

(2) Previously filed as an exhibit to our registration statement filed on July 26, 2000 (File No. 333-88179) herein incorporated by reference.

(3) Previously filed as an exhibit to our registration statement filed on October 30, 2001 (File No. 333-88179) herein incorporated by reference.

(4) Previously filed as an exhibit to our registration statement filed on July 1, 2002 (File No. 333-88179) herein incorporated by reference.

(5) Previously filed as an exhibit to our registration statement filed on January 2, 2003 (File No. 333-88179) herein incorporated by reference.

(6) Previously filed as an exhibit to our registration statement filed on June 3, 2003 (File No. 333-88179) herein incorporated by reference.

(7) Previously filed as an exhibit to our registration statement filed on July 28, 2003 (File No. 333-88179) herein incorporated by reference.

(8) Previously filed as an exhibit to our registration statement filed on August 11, 2003 (File No. 333-88179) herein incorporated by reference.

(9) Previously filed as an exhibit to the Registrant's Report on Form 8-K, filed on November 12, 2003, and incorporated by reference herein

(10)     Filed  herein.

(b)   Reports on Form 8-K

   Date                Item Reported                Financial Statement
   ----             ---------------------           -------------------
November 12, 2003         1 and 7                           None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.


                              INTERNATIONAL TEST SYSTEMS, INC.


Date:     November 19, 2003               By:   /s/  Mike Dramytinos
                                              ----------------------
                                          Name:     Mike Dramytinos
                                          Title:    President



Date:     November 19, 2003               By:   /s/  Christos Mouroutis
                                              -------------------------
                                          Name:     Christos Mouroutis
                                          Title:     Executive  Vice-President

                                INDEX TO EXHIBITS

Exhibit  Number                       Description  of  Exhibit
---------------                      -------------------------

     1.1  (1)               Certificate  of  Incorporation  of  Registrant

     1.2  (1)               By-laws  of  Registrant

     1.3  (5)               Certificate  of Amendment to Certificate of
                            Incorporation

     2.1  (9)               Stock  Purchase Agreement between International Test
                            Systems, Inc. and  Promota  International,  Inc.,
                            dated  October  23,  2003

     4.1  (3)               Form  of  Share  Certificate

     4.2  (3)               Form  of  Warrant

     4.3  (3)               Form  of  Warrant  Agreement

     4.4  (8)               Form  of  Subscription  Agreement

     5.1  (8)               Opinion  of  David M. Loev, Attorney at Law, counsel
                            to Registrant  (see  Exhibit  23.2.)

    10.1  (1)               Letter  of  Intent  dated  June 4, 1999 with Unifund
                            America, Inc.

    10.2  (2)               Reorganization  and  Stock  Subscription  Agreement
                            Dated June 16, 1999.

    10.3  (2)               Stock  Exchange  Agreement  dated September 20, 1999
                            among certain shareholders  of  International  Test
                            Systems, Inc., a Texas corporation and International
                            Test  Systems,  Inc.,  a  Delaware  corporation.

    10.4  (1)               Distributorship Agreement dated June 19, 1999
                            between Pensar, Inc. and International Test Systems,
                            Inc.

    10.5  (2)               Amended and Restated Distributorship Agreement dated
                            April 15, 2000 between Pensar, Inc. and
                            International  Test  Systems,  Inc.

    10.6  (3)               Second  Amendment  to  Distributorship  Agreement

    10.7  (2)               Distributorship  Agreement  dated  April  15, 2000
                            between Comware Technical Services and International
                            Test  Systems,  Inc.

    10.8  (4)               Third  Amendment  to  Distributorship  Agreement.

    10.9  (4)               Employment  Agreement  with  Carey  Birmingham

    10.10  (4)              Asset Purchase Agreement between International Test
                            Systems, Inc. and  Pensar  Technologies,  LLC

    10.11  (4)              Underwriting  Agreement  with  Public  Securities

    10.12  (6)              First  Amendment to Underwriting Agreement with
                            Public Securities

    10.13  (7)              Second Amendment to Underwriting Agreement with
                            Public Securities

    16.1  (7)               Letter  from  Thomas  Monahan,  Certified  Public
                            Accountant

    23.1  (8)               Consent  of  Malone & Bailey, PLLC, Certified Public
                            Accountants.

     23.2  (8)              Consent  of  David  M.  Loev,  Attorney  at  Law

    31.1  (10)              Certification  of  President  pursuant  to  Section
                            302  of  the Sarbanes-Oxley  Act  of  2002

    31.2  (10)              Certification of Executive Vice-President pursuant
                            to Section 302 of  the  Sarbanes  Oxley  Act of 2002

    32.1  (10)              Certification  pursuant  to 18  U.S.C. 1350, adopted
                            pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by President

    32.2  (10)              Certification  pursuant to  18  U.S.C. 1350, adopted
                            pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Executive Vice-President


(1) Previously filed as an exhibit to our registration statement filed on September 30, 1999 (File No. 333-88179) herein incorporated by reference.

(2) Previously filed as an exhibit to our registration statement filed on July 26, 2000 (File No. 333-88179) herein incorporated by reference.

(3) Previously filed as an exhibit to our registration statement filed on October 30, 2001 (File No. 333-88179) herein incorporated by reference.

(4) Previously filed as an exhibit to our registration statement filed on July 1, 2002 (File No. 333-88179) herein incorporated by reference.

(5) Previously filed as an exhibit to our registration statement filed on January 2, 2003 (File No. 333-88179) herein incorporated by reference.

(6) Previously filed as an exhibit to our registration statement filed on June 3, 2003 (File No. 333-88179) herein incorporated by reference.

(7) Previously filed as an exhibit to our registration statement filed on July 28, 2003 (File No. 333-88179) herein incorporated by reference.

(8) Previously filed as an exhibit to our registration statement filed on August 11, 2003 (File No. 333-88179) herein incorporated by reference.

(9) Previously filed as an exhibit to the Registrant's Report on Form 8-K, filed on November 12, 2003, and incorporated by reference herein

(10)     Filed  herein.