Form 10KSB
period 2003-12-31
INTERNATIONAL TEST SYSTEMS INC
filed 2006-08-02
CIK 1070799

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   (Mark  One)

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF  1934

               For  the  fiscal  year  ended  December  31,  2003

[ ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT  OF  1934

                For  the  transition  period  from             to
                                                   -----------     -------------

                     Commission file number:       333-88179


                        INTERNATIONAL TEST SYSTEMS, INC.
     ----------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                                 74-29581956
  (State  or  other  jurisdiction  of        (IRS  Employer incorporation or
            organization)                         identification  No.)


                     20022 Creek Farm, San Antonio, TX 78259
                    -----------------------------------------
                  (Address  of  principal  executive  offices)

                                 (210)  481-5177
                         -------------------------------
                        (Registrant's  telephone  number)

     Securities  registered  under  Section  12(b)  of  the  Exchange  Act:

                                      NONE

     Securities  registered  under  Section  12(g)  of  the  Exchange  Act:

                  COMMON  STOCK,  $.001  PAR  VALUE  PER  SHARE

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[ ]  No  [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ].

The issuer's revenues for the most recent fiscal year ended December 31, 2003 were $540.

There  is  currently  no  public  market  for  the  Registrant's  common  stock.

As of July 31, 2006 the issuer had 22,357,000 shares of common stock, $.001 par value per share outstanding ("Common Stock").

Documents  Incorporated  by  Reference:  NONE

Transitional  Small  Business  Disclosure  Format:  Yes  [ ]  No  [X]

                        INTERNATIONAL TEST SYSTEMS, INC.
                                   FORM 10-KSB
                          YEAR ENDED December 31, 2003

                                      INDEX

                                     Part  I

    Item  1.    Description  of  Business                                     4

    Item  2.    Description  of  Property                                     8

    Item  3.    Legal  Proceedings                                            9

    Item  4.    Submission of Matters to a Vote of Security Holders           9

                                    Part  II

    Item  5.    Market for Common Equity and Related Stockholder Matters      9

    Item  6.    Management's Discussion and Analysis or Plan of Operation    12

    Item  7.    Financial  Statements                                       F-1

    Item  8.    Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                       22

    Item  8A.   Controls and Procedures                                      22

    Item  8B    Other Information                                            23


                                    Part  III

    Item  9.    Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section  16(a) of the
                Exchange Act                                                 23

    Item  10.   Executive  Compensation                                      24

    Item  11.   Security Ownership of Certain Beneficial  Owners and
                Management  and  Related  Stockholder  Matters               25

    Item  12.   Certain Relationships and Related Transactions               25

    Item  13.   Exhibits and Reports on Form 8-K                             26

                (a)   Exhibits

                (b)   Reports  on  Form  8-K

    Item  14.   Principal Accountant Fees and Services                       28

                Signatures                                                   29

                                     PART  I

ITEM 1. DESCRIPTION OF BUSINESS

SPECIAL  NOTE  REGARDING  FORWARD-LOOKING  STATEMENTS

Certain statements in this Annual Report on Form 10-KSB (this "Form 10 KSB"), including statements under "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis", constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of International Test Systems, Inc. ("ITS", "the Company", "we", "us" or "our") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this form 10-KSB, unless another date is stated, are to December 31, 2003.

BUSINESS  HISTORY

International Test Systems, Inc. was originally incorporated as a Texas corporation in September 1996. The Texas corporation was dissolved in September 1999 and reincorporated in Delaware on September 20, 1999, with all of the same assets and liabilities and substantially identical ownership structure as the former Texas corporation. Pensar Technologies, LLC was formed as a Texas
Limited Liability Company on May 5, 1995 ("Pensar"). On May 7, 2002, International Test Systems, Inc. entered into an asset purchase agreement with Pensar whereby International Test Systems, Inc. acquired all of the assets and certain of the liabilities of Pensar. Both International Test Systems, Inc. and Pensar were entities under partial common control and the financial statements of International Test Systems, Inc. and Pensar are presented separately up to the date that International Test Systems and Pensar entered into an asset purchase agreement in May 2002. References in this document to International Test Systems, Inc. ("ITS"), the Company, we, our and us refer to International
Test  Systems,  Inc.,  a  Delaware  corporation.

BUSINESS  OPERATIONS

Prior to December 31, 2003, we manufactured, marketed, sold and distributed a family of hardware and software products used to test and troubleshoot components on printed circuit boards.

We previously had a ten-year exclusive distribution agreement with Pensar, dated June 19, 1999 and amended April 15, 2000 and June 1, 2001, granting us the exclusive, worldwide right to market, sell and distribute these test products. We had the right to purchase products from Pensar at a 40% discount off the prices that Pensar normally charged its customers. We had no obligation to
prepurchase  any  products  or  parts  for  our  inventory.   In  consideration
for  our  distributorship,  we  were  required  to  pay Pensar a one-time $5,000 distributorship fee upon execution of the agreement and a monthly $1,500 distributorship fee until July 31, 2000.

By amendments executed in April 2000 and June 2001 by both ITS and Pensar, we were granted both a right of first refusal to purchase our CircuiTest Technology from Pensar as well as an option to purchase the technology at any time during the term of the distribution agreement and any extensions. The option to purchase the CircuiTest Technology allowed us to purchase the technology for the lesser of $375,000 or 75% of the fair market value as determined by an independent third party appraiser.

On May 1, 2002, we entered into an asset purchase agreement with Pensar whereby we acquired all of the assets and certain of the liabilities of Pensar in consideration for 300,000 shares of our common stock, and the assumption of Pensar's liabilities in the amount of $30,835.

On October 23, 2003, we sold 19,850,000 shares to Promota International, Inc., a Delaware corporation for $250,000, pursuant to a Stock Purchase Agreement. Prior to the closing of the Stock Purchase Agreement, Promota owned six hundred twenty six thousand (626,000) shares of our Common Stock. As a result of the Stock Purchase Agreement, Promota held 20,476,000 shares of our common stock, representing approximately 92% of our then issued and outstanding shares of common stock.

As part of the Stock Purchase Agreement with Promota, all of our assets except for cash, as well as all of our liabilities were transferred to Carey G. Birmingham, our current President, who also served as our President from the date we were incorporated until the Stock Purchase Agreement in October 2003, when he resigned as President and Director. Mr. Birmingham was subsequently re-appointed as our President, Chief Executive Officer, Secretary, Treasurer and as a Director in April 2006, in connection with his entry into the "Stock Purchase Agreement," described in greater detail below under "Recent Events."

Since approximately December 31, 2003, we effectively ceased all of our business operations and have not generated any revenues since that time.

PRODUCTS  ASSOCIATED  WITH  OUR  PRIOR  OPERATIONS

The products we owned and marketed up until approximately December 31, 2003, the date we effectively ceased all meaningful operations, were known collectively at the CircuiTest In-Circuit Component Test System and included the 2000S In-Circuit Component Test System, the CircuiTest 2100 Scanner Expansion and the 2100 S/OAI (Shorts/Opens Adapter Interface) Shorts and Opens Tester.

The CircuiTest 2000S In-Circuit Component System was a personal computer-based product which was used to troubleshoot, test and allow for the repair of components on assembled printed circuit boards.

The CircuiTest 2100 Scanner Expansion, when connected to the CircuiTest 2000S, increased the number of tests the software could automatically perform from 64 to a range of between 256 and 1024.

The 2100 S/OAI was used by printed circuit board manufacturers and assemblers for located shorts and opens between points on a component, a common problem in the manufacturing process. Attached to the 2100 Scanner Expansion, the S/OAI also has test-point capability of up to 1024 points.

CURRENT  STATUS  AS  A  BLANK  CHECK  SHELL  COMPANY

Since approximately October 2003, after we affected the Stock Purchase Agreement with Promota, we have been classified as a "shell company". Rule 12b-2 of the Securities and Exchange Act of 1934, as amended (the "Securities Act") defines "shell company," as a company (other than an asset-backed issuer), which has "no operations; and either no or nominal assets; assets consisting of solely cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets." Additionally, since approximately October 2003, our operations have been classified us as a "blank check" company, which is defined as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

We currently plan to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent, that desires to employ our funds in its business. Our principal business objective for the next 12 months and beyond, will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities has and will be undertaken by or under the supervision of Carey G. Birmingham, our sole officer and Director. As of the date of this filing, we have not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for us. In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

     (a) Potential for growth, indicated by new technology, anticipated market expansion or new products;

     (b) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

     (c) Strength and diversity of management, either in place or scheduled for recruitment;

     (d) Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

     (e) The cost of participation by us as compared to the perceived tangible and intangible values and potentials;

     (f)  The  extent  to  which  the  business  opportunity  can  be  advanced;

     (g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

     (h)  Other  relevant  factors.

In applying the foregoing criteria, no one of which will be controlling, our management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the limited capital we have available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

FORM  OF  ACQUISITION

The manner in which we participate in an opportunity will depend upon the nature of the opportunity, our respective needs and desires as well as those of the promoters of the opportunity, and the relative negotiating strength of us and such promoters.

It is likely that we will acquire our participation in a business opportunity through the issuance of common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon the issuance to the stockholders of the acquired company of at least 80 percent of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares. This could result in substantial additional dilution to the equity of those who were our stockholders prior to such reorganization.

Our present stockholders will likely not have control of a majority of our voting shares following a reorganization transaction. As part of such a transaction, all or a majority of our directors may resign and new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of our management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in our loss of the related costs incurred.

We  presently  have no employees apart from our sole officer and Director, Carey
G. Birmingham. Mr. Birmingham is engaged in outside business activities and as a result, he anticipates the amount of time he will be able to devote to our business will be very limited until the acquisition of a successful business opportunity has been consummated. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

EMPLOYEES

As of July 31, 2006, we had one employee, Carey Birmingham, our president, Chief Executive Officer, Chief Accounting Officer and sole Director.

We do not anticipate that any of the employees engaged by us will be subject to any collective bargaining agreements nor do we anticipate the possibility of any strike or work stoppage.

INTELLECTUAL  PROPERTY

On May 1, 2002 we acquired all ownership rights, including copyrights, to the software, hardware and intellectual property associated with the product known as CircuiTest 2000S from Pensar.

In October 2003, as part of the Stock Purchase Agreement between our Company and Promota International, Inc. all intellectual property was transferred to Carey
G. Birmingham, in consideration for his assumption and release of all our liabilities. As a result of such transfer in October 2003, we ceased to own any intellectual property and have not owned any intellectual property from October 2003 until the date of this filing. Additionally, we do not anticipate owning any intellectual property until such time as we affect a business combination, if at all.

RESEARCH  AND  DEVELOPMENT

We did not spend any funds on research and development of products during the fiscal year ended December 31, 2003. Additionally, we have not spent any funds on research and development during 2004, 2005, or 2006 to date. We do not anticipate spending any amounts on research and development until such time as we affect a business combination, if at all.

                                SUBSEQUENT EVENTS

In April 2006, Promota sold all 20,476,000 shares which it held, representing approximately 92% of our outstanding common stock, in a private transaction to Carey G. Birmingham and BFP Texas, Ltd., a Texas Limited Partnership which is controlled by Carey G. Birmingham, our Chief Executive Officer and Director ("BFP"), as well as a small group of individuals for $217,000 in cash, pursuant to a Stock Purchase Agreement (the "2006 Stock Purchase Agreement") dated January 9, 2006. Additionally, pursuant to the 2006 Stock Purchase Agreement, it was agreed that Mr. Birmingham would transfer 60,000 of the shares which he received in connection with the 2006 Stock Purchase Agreement, to Cherrytree Investments, LLC, a company controlled by Warren Kirshenbaum, our Director up until the date of the 2006 Stock Purchase Agreement.

Mr. Birmingham transferred 925,000 shares of common stock which he received in connection with the 2006 Stock Purchase Agreement to an aggregate of fourteen
(14) individuals, who loaned approximately $92,500 to Mr. Birmingham in connection with the 2006 Stock Purchase Agreement.

We granted Mr. Birmingham an aggregate of 1,420,000 warrants to purchase shares of our common stock at an exercise price of $0.05 per share in connection with the 2006 Stock Purchase Agreement and with his agreeing to be responsible for the expenses associated with bringing us current in our filings, as described below. Mr. Birmingham subsequently transferred an aggregate of 677,500 of those warrants to the fourteen (14) individuals who had provided Mr. Birmingham $92,500 in loans in connection with the 2006 Stock Purchase Agreement, 107,500 warrants to BFP, and 100,000 warrants to our legal counsel, David M. Loev, Attorney at Law, in consideration for performing legal services for us in connection with us fulfilling our past reporting obligations.

Pursuant to the Stock Purchase Agreement, it was agreed that Mr. Birmingham, through BFP Texas, Ltd. ("BFP"), an entity, which Mr. Birmingham controls, would be responsible for the expenses associated with filing our past due filings and with bringing us current in our filings. It was agreed pursuant to the 2006 Stock Purchase Agreement, that any expenses incurred by BFP or Mr. Birmingham in connection with making our reporting obligations current would be evidenced by a Promissory Note.

On April 7, 2006, subsequent to the purchase of Promota's shares by Carey G. Birmingham, Messrs. Michael Dramytimos, Christos Mouroutis and Warren A. Kirshenbaum resigned as officers and directors of our company and Mr. Birmingham was appointed as President, Chief Executive Officer, Treasurer, Secretary and sole Director.

ITEM  2.  DESCRIPTION  OF  PROPERTY

Up until December 2003 we subleased approximately 200 square feet of office and warehouse space at 16161 College Oak, Suite 101, San Antonio, Texas, which we used for our corporate offices. This sublease expired in December 2003.

During 2004 and 2005, we moved our offices to the offices of our corporate counsel in Dallas, Texas.

In April 2006, we moved our offices to 20022 Creek Farm, San Antonio, TX 78259, in office space provided to us free of charge by our sole officer and Director, Carey G. Birmingham. The office space at 20022 Creek Farm, San Antonio, Texas 78259, encompasses approximately 150 square feet of office space.

ITEM  3.  LEGAL  PROCEEDINGS.

The Company is not aware of any pending legal proceeding to which it is a party which is material to its business operations.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

No established public trading market exists for our common stock. In the future, we hope to trade our securities on the Over-The-Counter Bulletin Board. We have a total of 60,000,000 shares of stock authorized, of which 50,000,000 are shares of common stock, $0.001 par value and 10,000,000 are shares of preferred stock, $0.001 par value. As of July 31, 2006, there were 22,357,000 shares of common stock issued and outstanding which shares were held by approximately 52 holders of record, and no shares of preferred stock issued and outstanding as of July 31, 2006. We have no outstanding shares of preferred stock as of the filing of this report.

COMMON STOCK

Holders of shares of common stock are entitled to one vote per share on each matter submitted to a vote of shareholders. In the event of liquidation, holders of common stock are entitled to share pro rata in the distribution of assets remaining after payment of liabilities, if any. Holders of common stock have no cumulative voting rights, and, accordingly, the holders of a majority of the outstanding shares have he ability to elect all of the Directors. Holders of common stock have no preemptive or other rights to subscribe for shares. Holders of common stock are entitled to such dividends as may be declared by the Board of Directors out of funds legally available therefore. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

PREFERRED  STOCK

We have authorized the issuance of up to 10,000,000 shares of preferred stock, with a par value of $0.001 per share ("Preferred Stock"). We have no present plans for the issuance of such Preferred Stock. The issuance of such Preferred Stock could adversely affect the rights of the holders of Common Stock and, therefore, reduce the value of the Common Stock. It is not possible to state the actual effect of the issuance of any shares of Preferred Stock on the rights of holders of the Common Stock until the board of directors determines the specific rights of the holders of the Preferred Stock.

However,  these  effects  may  include:

     -    Restricting  dividends  on  the  Common  Stock;
     -    Diluting  the  voting  power  of  the  Common  Stock;
     -    Impairing  the  liquidation  rights  of  the  Common  Stock;  and
     - Delaying or preventing a change in control of the Company without further action by the stockholders.

WARRANTS

As of July 31, 2006, we have 1,420,000 shares of common stock subject to outstanding warrants which are described in greater detail below under "Securities Issued Subsequent to the Fiscal Year ended December 31, 2005."

DIVIDEND  POLICY

The Company has never paid a cash dividend on its Common Stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend.

                           SALES OF EQUITY SECURITIES:

SECURITIES  ISSUED  DURING  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  2003

During February and April 2003, two of our shareholders, Carey G. Birmingham our then Chief Executive Officer and Director and Scott Barter, a shareholder of the Company, along with Unifund Financial Group and Pensar Technologies, LLC, companies that Messrs. Barter and Birmingham respectively, controlled, sold a total an aggregate of 626,000 shares of their respective shares of ITS, in a private transaction, to Promota International, Inc. for an aggregate total of $149,000, or $0.24 per share, after expenses. The shares were sold as follows:

Carey  G.  Birmingham  -  263,000  shares,  or  $62,809  (after  expenses)
R.  Scott  Barter  -  50,000  shares,  or  $11,941  (after  expenses)
Unifund Financial Group, Inc. - 263,000 shares, or $62,809 (after expenses) Pensar Technologies, LLC - 50,000 shares, or $11,941 (after expenses)


On August 18, 2003, we issued the following shares of restricted common stock for the consideration stated below:

Carey G. Birmingham  - 150,000 shares, in consideration for services rendered to  us  as  our Chief  Executive  Officer  and  President
BFP Texas,   Ltd.    - 81,000  shares,  in consideration for the conversion of
                     $40,500  in debt  (BFP  Texas,  Ltd.  is  controlled  by
                     Mr.  Birmingham).
H. Youval Krigel    - 30,000 shares, in consideration of services to us as our director
H. Alexander Yount  - 30,000 shares, in consideration of services to us as our  director

We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 for the above restricted share issuances, since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions.

On October 22, 2003, we issued the following shares for the consideration stated below:

BFP Texas, Ltd. - 100,000 shares, in consideration for the conversion of approximately $37,000 in debt.

We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 for the above restricted share issuance, since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions.

On October 23, 2003, we entered into a Stock Purchase Agreement with Promota International, Inc., a corporation organized under the laws of the State of Delaware ("Promota"), whereby nineteen million eight hundred fifty thousand (19,850,000) shares of our common stock were issued to Promota in exchange for a capital contribution of two hundred fifty thousand dollars ($250,000). The Stock Purchase Agreement was signed by all the parties on October 31, 2003, resulting in the effective date of the Stock Purchase Agreement being October 31, 2003. Prior to the closing of the Stock Purchase Agreement, Promota owned six hundred twenty six thousand (626,000) shares of Common Stock. As of the date hereof, Promota owned twenty million four hundred seventy six thousand (20,476,000) shares of Common Stock, equaling approximately ninety two per cent (92%) of the twenty two million two hundred fifty seven thousand (22,357,000) shares of Common Stock outstanding as of October 31, 2003.

SECURITIES  ISSUED  DURING  2004.

None.

SECURITIES  ISSUED  DURING  2005.

None.

SECURITIES  ISSUED  SUBSEQUENT  TO  THE  FISCAL  YEAR  ENDED  DECEMBER  31, 2005

In April 2006, Promota sold all 20,476,000 shares which it held, representing approximately 92% of our outstanding common stock, in a private transaction to Carey G. Birmingham and BFP Texas, Ltd., a Texas Limited Partnership which is controlled by Carey G. Birmingham, our Chief Executive Officer and Director ("BFP"), as well as a small group of individuals for $217,000 in cash, pursuant to a Stock Purchase Agreement, as described above. Additionally, pursuant to the 2006 Stock Purchase Agreement, it was agreed that Mr. Birmingham would transfer 60,000 of the shares which he received in connection with the 2006 Stock Purchase Agreement, to Cherrytree Investments, LLC, a company controlled by Warren Kirshenbaum, our Director up until the date of the 2006 Stock Purchase Agreement.

Mr. Birmingham subsequently transferred 925,000 shares of common stock which he received in connection with the 2006 Stock Purchase Agreement to an aggregate of fourteen (14) individuals, who loaned approximately $92,500 to Mr. Birmingham in connection with the 2006 Stock Purchase Agreement.

We granted Mr. Birmingham an aggregate of 1,420,000 warrants to purchase shares of our common stock at an exercise price of $0.05 per share in connection with the 2006 Stock Purchase Agreement and with his agreeing to be responsible for the expenses associated with bringing us current in our filings, as described below. The warrants vested immediately and are exercisable for shares of our common stock at any time prior to April 28, 2015. Mr. Birmingham subsequently transferred an aggregate of 677,500 of those warrants to the fourteen (14) individuals who had provided Mr. Birmingham $92,500 in loans in connection with the 2006 Stock Purchase Agreement, 107,500 warrants to BFP, and 100,000 warrants to our legal counsel, David M. Loev, Attorney at Law, in consideration for performing legal services for us in connection with us fulfilling our past reporting obligations.

We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 for the above issuances of warrants and shares, since the foregoing issuances did not involve a public offering, the recipients took the warrants and the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions.

In April 2006, Mr. Birmingham transferred 100,000 shares of restricted common stock to our attorney, David M. Loev, in return for legal services rendered. Because Mr. Birmingham is our controlling shareholder, this transfer is treated as a Company transaction. We claim an exemption from registration afforded by
Section 4(2) of the Securities Act of 1933 for the above restricted share issuance, since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions.

In April and June 2006, Mr. Birmingham transferred an aggregate of 60,000 shares of common stock to two entities controlled by Warren Kirshenbaum, our Director up until the date of the 2006 Stock Purchase Agreement, in connection with and pursuant to the terms of the 2006 Stock Purchase Agreement. Because Mr. Birmingham is our controlling shareholder, this transfer is treated as a Company transaction. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 for the above restricted share issuance, since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions.

In May 2006, Mr. Birmingham transferred 100,000 restricted shares of common stock to our stock transfer agent, Island Stock Transfer in consideration for stock transfer services rendered. Because Mr. Birmingham is our controlling shareholder, this transfer is treated as a Company transaction. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 for the above restricted share issuance, since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions.

In June 2006, Mr. Birmingham transferred 100,000 restricted shares of common stock to a consultant in consideration for consulting services rendered to the Company during the fiscal year ended December 31, 2003. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 for the above restricted share issuance, since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

The following discussion should be read in conjunction with our financial statements.

This Report on Form 10-KSB contains forward looking statements relating to our future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

PLAN  OF  OPERATIONS

Our current business objective for the next twelve (12) months is to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next twelve (12) months and beyond will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently engage in any business activities that provide us with positive cash flows. As such, the costs of investigating and analyzing business combinations for the next approximately twelve months (12) months and beyond will be paid with our current cash on hand and through funds borrowed under our Line of Credit with our President and Director, Carey G. Birmingham, described in greater detail below under "Liquidity and Capital Resources."

During  the  next  twelve  months  we  anticipate  incurring  costs  related to:

     (i)  filing  of  Exchange  Act  reports,  and
     (ii) costs  relating  to  consummating  an  acquisition.

We believe we will be able to meet these costs with our current cash on hand and funds we may borrow under the Line of Credit, as described below, and additional amounts, as necessary, to be loaned to or invested in us by our stockholders or other investors.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our officer and Director, Carey G. Birmingham, has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003, COMPARED TO THE YEAR ENDED DECEMBER 31, 2002.

We had $540 of revenue from equipment sales and sales commissions for 2003, compared to $9,534 in equipment sales and sales commissions for 2002, a decrease of $8,994 or 94.3% from the prior period. The decrease in equipment sales and sales commissions was due to a substantial reduction in sales due to the elimination of our marketing plan in the summer of 2003.

We had $0 in selling expenses for 2003, compared to $236 in selling expenses for 2002. We had no selling expenses for 2003, because we did not have any sales for 2003.

We had total general and administrative expenses for 2003 of $435,968, which consisted of expenses paid in cash of $365,909 and expenses paid in stock of $70,059, compared to total general and administrative expenses for 2002 of $140,823, which consisted of expenses paid in cash of $52,023 and expenses paid in stock of $88,800, an increase in total general and administrative expenses of

$225,086 or 160% from the prior period. The increase in total general and administrative expenses was mainly attributable to the $313,886 increase in expenses paid in cash for 2003, compared to 2002.

We had $2,425 of depreciation expense for 2003, compare to depreciation expense of $3,576 for 2002. The decrease in depreciation expense was due to the decrease in depreciable assets which occurred when we transferred substantially all of our assets to Carey G. Birmingham, our then and current Chief Executive Officer pursuant to the Stock Purchase Agreement entered into with Promota in October 2003.

We had $135,169 of impairment of goodwill for 2002, compared to impairment of goodwill of $0 for 2003. The impairment of goodwill for 2002 was in connection with the purchase of Pensar, which goodwill represented the excess of the purchase price paid (300,000 shares valued at $0.40 per share, or $120,000) over the fair value of the assets acquired ($15,666) net of the liabilities assumed ($30,835).

We wrote off the goodwill assigned to Pensar from our purchase of Pensar in May 2002 because Pensar had no significant value on a stand-alone basis as a result of its then shared common ownership by our then stockholders.

We had a total loss from operations of $437,853 for 2003, compared to a total loss from operations of $270,270 for 2002, an increase in loss from operations of $167,583 or 62% from the prior year. The increase in loss from operations was mainly attributable to our 94.3% decrease in revenues and our 160% increase in general and administrative expenses for 2003, compared to 2002.

We had total other income of $111,741 for 2003, compared to total other expenses of $1,635 for 2002, which represented an increase in other income of $113,376 from the prior year. The main reason for the increase in total other income was the $120,024 of gain on forgiveness of debt in connection with the conversion of that debt into common stock by BFP and the forgiveness of certain other debts by BFP and Mr. Birmingham, described in greater detail below under "Liquidity and Capital Resources.

We had a net loss of $326,112 for 2003, compared to a net loss of $271,905 for 2002, an increase in net loss of $54,207 or 19.9% from the prior period. The increase in net loss was mainly due to our 94.3% decrease in revenues and our 160% increase in general and administrative expenses for 2003, compared to 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES.

We had total assets, consisting solely of total current assets of cash of $161,998 as of December 31, 2003.

We had current liabilities of $2,052 as of December 31, 2003, which included accounts payable of $1,194, and current portion of note payable of $858. The note payable related to an outstanding 48-month term note, bearing interest of 22.99% per annum, which was in connection with our purchase of certain computer equipment in August 2000. The note payable was conveyed to Pensar in connection's with Stock Purchase Agreement entered into with Promota in October 2003. As a result of this transfer, the note payable has a balance of $0 as of the date of this filing.

We had notes payable to related parties prior to the October 2003 Stock Purchase Agreement, when we transferred all our assets and the majority of our liabilities to Promota. In March 2003, we signed an unsecured line of credit agreement with one of our significant shareholders, BFP Texas, Ltd., which entity is controlled by our Chief Executive Officer, Carey G. Birmingham. The agreement provided for a $30,000 line of credit available to us as needed with 10 percent annual interest. In August 2003, the line of credit was increased to $45,000 and the interest was reduced to 6 percent per annum. The entire unpaid principal and interest was due on December 31, 2003. In August 2003, BFP agreed to increase the line of credit to $85,000. As part of the Stock Purchase Agreement entered into with Promota, BFP agreed to waive all accrued and unpaid interest on the note. The Stock Purchase Agreement also provided for the complete forgiveness of the outstanding note payable in exchange for 100,000 shares of our common stock. These shares were delivered to BFP on October 22, 2003, and the balance of the note was cancelled.

In March 2002 we entered into a line of credit agreement with a major shareholder, BFP Texas, Ltd., which is controlled by our Chief Executive Officer, Carey Birmingham. The agreement provided for a $25,000 line of credit available to us as needed. The limit was increased to $40,000 in August 2002 and increased again to $75,000 in December 2002. Unpaid principal and interest bear an interest rate of 8%, with interest due on the fifteenth of each month which is being accrued. In October 2003, in connection with the Stock Purchase Agreement with Promota, $30,000 of the $275,000 we received from Promota was used to reduce the balance of Mr. Birmingham's note payable. Mr. Birmingham subsequently agreed to forgive $7,500 of the note payable and the remaining amount of Mr. Birmingham's note payable was retired in December 2003.

We had net working capital of $159,846 and a total retained deficit of $1,703,204 as of December 31, 2003.

We had total cash used in operating activities of $163,621 for 2003, which mainly consisted of net loss of $326,112, gain on forgiveness of debt of $120,024 in connection with amounts converted into shares of common stock by BFP and amounts forgiven by Mr. Birmingham and BFP in connection with their outstanding notes payable (as described above), and $47,227 of accounts payable, offset by $202,259 of write-off of deferred offering costs, which consisted of legal costs associated with our public offering, which was aborted, $68,800 of stock issued for services, as described below under "Sales of Equity Securities," and $59,000 in accrued expenses.

We had net cash provided by financing activities of $325,519 for 2003, which mainly consisted of $250,000 in proceeds from the issuance of stock, as described below under "Sales of Equity Securities," $70,832 in proceeds from notes payable to a related party, which amount was received by Mr. Birmingham and BFP, as described above, and $47,400 of shareholder contributions, offset by $20,000 of distributions to shareholder and $18,550 of increase in deferred offering costs.

Pursuant to the Stock Purchase Agreement, entered into between BFP and Promota in April 2006, it was agreed that our Chief Executive Officer, Carey G.
Birmingham, through BFP, an entity, which Mr. Birmingham controls, would be responsible for the expenses associated with filing our past due filings and with bringing us current in our filings. It was also agreed that BFP and/or Mr. Birmingham would be reimbursed for any expenses incurred by in connection making our reporting obligations current.

Additionally, in April 2006, our Chief Executive Officer and Director Carey G. Birmingham provided us with a line of credit in the amount of $50,000 (the "Line of Credit"), which bears interest at the rate of 8% per annum, until paid, which interest is due and payable on the 15th of each month the Line of Credit is outstanding. As of July 31, 2006, approximately $11,000 had been loaned under the Line of Credit, and $39,000 was available for us to borrow under the Line of Credit. As of July 31, 2006, all monthly interest payments remain unpaid by us and have been accrued. The Line of Credit bears interest at the rate of 8% per annum and is due and payable on December 31, 2006.

We currently plan to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent, that desires to employ our funds in its business. Our principal business objective for the next 12 months and beyond, will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently have any commitments from our officer and Director, other than the $50,000 Line of Credit provided to the Company by its Chief Executive Officer and Director, Carey Birmingham.

CRITICAL  ACCOUNTING  POLICIES

Our discussion and analysis of our financial condition and results of operations is based upon our audited financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivable, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.


                                  RISK FACTORS

Our business is subject to numerous risk factors, including the following:

WE  HAVE  A  LIMITED  OPERATING  HISTORY  AND  MINIMAL  ASSETS  AND  HAVE HAD NO
OPERATIONS  AND  GENERATED  NO  REVENUES  FOR  APPROXIMATELY THE LAST TWO YEARS.

We have a limited operating history, and have had no operations nor any revenues or earnings from operations since approximately October 2003. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss which will increase continuously until we can consummate a business combination with a target company. There is no assurance that we can identify such a target company and consummate such a business combination.

THERE MAY BE CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT AND OUR NON-MANAGEMENT STOCKHOLDERS.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our stockholders.

THE  NATURE  OF  OUR  PROPOSED  OPERATIONS  IS  HIGHLY  SPECULATIVE.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While management will prefer business combinations with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business combination, of which there can be no assurance, the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control.

THE  COMPETITION  FOR  BUSINESS  OPPORTUNITIES  AND  COMBINATIONS  IS  GREAT.

We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

IT WILL BE IMPRACTICABLE FOR US TO CONDUCT AN EXHAUSTIVE INVESTIGATION PRIOR TO ANY BUSINESS COMBINATION, WHICH MAY LEAD TO A FAILURE TO MEET OUR FIDUCIARY OBLIGATIONS TO OUR SHAREHOLDERS.

Our limited funds and the fact that we only have one officer and Director will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target company. The decision to enter into a business combination, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if we had more funds available to it, would be desirable. We will be particularly dependent in making decisions upon information provided by the principals and advisors associated with the business entity seeking our participation. Management may not be able to meet its fiduciary obligation to us and our stockholders due to the impracticability of completing thorough due diligence of a target company. By our failure to complete a thorough due diligence and exhaustive investigation of a target company, we are more susceptible to derivative litigation or other stockholder suits. In addition, this failure to meet our fiduciary obligations increases the likelihood of plaintiff success in such litigation.

WE  HAVE  NO  CURRENT  AGREEMENTS  IN  PLACE FOR A BUSINESS COMBINATION OR OTHER
TRANSACTION, AND WE CURRENTLY HAVE NO STANDARDS FOR POTENTIAL BUSINESS COMBINATIONS, AND AS A RESULT, OUR MANAGEMENT HAS SOLE DISCRETION REGARDING ANY POTENTIAL BUSINESS COMBINATION.

We have no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Carey Birmingham is our sole officer, Director and controlling shareholder and as such has complete control and discretion with regard to our business and affairs. Mr. Birmingham has complete discretion over whether or not we will enter into a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by us. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target company to have achieved, or without which we would not consider a business combination with such business entity. Accordingly, we may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

ANY FUTURE BUSINESS COMBINATION IS HIGHLY DEPENDENT ON THE ACTIONS OF OUR SOLE OFFICER AND DIRECTOR, WHO MAY ONLY HAVE A LIMITED AMOUNT OF TIME AVAILABLE TO CONCENTRATE US.

While seeking a business combination, management anticipates devoting only a limited amount of time per month to our business. Our sole officer has not entered into a written employment agreement with us and he is not expected to do so in the foreseeable future. We have not obtained key man life insurance on our officer/director. Notwithstanding the combined limited experience and time commitment of management, loss of the services of Mr. Birmingham would adversely affect development of our business and likelihood of continuing operations.

OUR  AUDITOR  HAS RAISED DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We have generated nominal revenues since inception; and have not generated any revenues since October 2003, nor have we had any operations since October 2003. We had a retained deficit of $1,785,328 as of December 31, 2003. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

REPORTING  REQUIREMENTS  MAY  DELAY  OR  PRECLUDE  AN  ACQUISITION.

Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires companies subject thereto to provide certain information about significant acquisitions including audited financial statements for the company acquired and a detailed description of the business operations and risks associated with such company's operations. The time and additional costs that may be incurred by some target companies to prepare such financial statements and descriptive information may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Additionally, acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

WE HAVE NOT CONDUCTED ANY MARKET RESEARCH REGARDING ANY POTENTIAL BUSINESS COMBINATIONS.

We have neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by us. Even in the event demand exists for a transaction of the type contemplated by us, there is no assurance we will be successful in completing any such business combination.

WE  DO  NOT  PLAN  TO  DIVERSIFY  OUR  OPERATIONS  IN  THE  EVENT  OF A BUSINESS
COMBINATION.

Our proposed operations, even if successful, will in all likelihood result in our engaging in a business combination with only one target company. Consequently, our activities will be limited to those engaged in by the business entity which we will merge with or acquire. Our inability to diversify its activities into a number of areas may subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

ANY BUSINESS COMBINATION WILL LIKELY RESULT IN A CHANGE IN CONTROL AND IN OUR MANAGEMENT.

A business combination involving the issuance of our common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require our shareholder to sell or transfer all or a portion of their common stock. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

REDUCTION  OF  PERCENTAGE  SHARE  OWNERSHIP  FOLLOWING  BUSINESS  COMBINATION.

Our primary plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in our issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock would result in a reduction in percentage of shares owned by our present shareholders and could therefore result in a change in control of our management.

FEDERAL AND STATE TAXATION RULES COULD ADVERSELY EFFECT ANY BUSINESS COMBINATION WE MAY UNDERTAKE.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination we may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

WE MAY BE FORCED TO RELY ON UNAUDITED FINANCIAL STATEMENTS IN CONNECTION WITH ANY BUSINESS COMBINATION.

We will require audited financial statements from any business entity we propose to acquire. No assurance can be given; however, that audited financials will be available to us prior to a business combination. In cases where audited financials are unavailable, we will have to rely upon unaudited information that has not been verified by outside auditors in making our decision to engage in a transaction with the business entity. The lack of the type of independent verification which audited financial statements would provide increases the risk that we, in evaluating a transaction with such a target company, will not have the benefit of full and accurate information about the financial condition and operating history of the target company. This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for us.

WE MAY BE SUBJECT TO FURTHER GOVERNMENT REGULATION WHICH WOULD ADVERSELY AFFECT OUR OPERATIONS.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act and, consequently, violation of the Act could subject us to material adverse consequences.

THERE  IS  CURRENTLY  NO  TRADING  MARKET  FOR  OUR  COMMON  STOCK.

Outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act of 1933, as amended (the "Securities Act") and any other applicable federal or state securities laws or regulations. These restrictions will limit the ability of our stockholders to liquidate their investment.

OUR BUSINESS WILL HAVE NO REVENUES UNLESS AND UNTIL WE MERGE WITH OR ACQUIRE AN OPERATING BUSINESS.

We  have  had  no revenues from operations for approximately the past two years.
We have had no operations for approximately the past two years. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

THE COMPANY MAY ISSUE MORE SHARES IN CONNECTION WITH A MERGER OR ACQUISITION, WHICH WOULD RESULT IN SUBSTANTIAL DILUTION.

Our Certificate of Incorporation authorizes the issuance of a maximum of 50,000,000 shares of common stock and a maximum of 10,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected

THERE IS NO PUBLIC MARKET FOR OUR COMMON STOCK, NOR HAVE WE EVER PAID DIVIDENDS ON OUR COMMON STOCK.

There is no public trading market for our common stock, and none is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and such business files a registration statement under the Securities Act. Additionally, we have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

WE CANNOT ASSURE YOU THAT FOLLOWING A BUSINESS COMBINATION WITH AN OPERATING BUSINESS, OUR COMMON STOCK WILL BE LISTED ON NASDAQ OR ANY OTHER SECURITIES EXCHANGE.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the "pink sheets," where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination. Additionally, there can be no assurances that we will be able to obtain listing on the OTC Bulletin Board or the "pink sheets," which failure could cause our common stock become worthless.

PRINCIPAL STOCKHOLDERS MAY ENGAGE IN A TRANSACTION TO CAUSE THE COMPANY TO REPURCHASE THEIR SHARES OF COMMON STOCK.

In order to provide control of the Company to a third party, our principal stockholders may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized for the Company to repurchase shares of common stock held by such principal stockholders. As a result of such transaction, our management, principal stockholders and Board of Directors may change.

WE HAVE PREFERRED STOCK AUTHORIZED, WHICH PREFERRED STOCK MAY BE ISSUED BY OUR BOARD OF DIRECTORS WITHOUT FURTHER SHAREHOLDER APPROVAL AND WHICH MAY HAVE RIGHTS AND PREFERENCES GREATER THAN OUR COMMON STOCK.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that the Company will not do so in the future.

OUR SOLE OFFICER AND DIRECTOR, CAREY BIRMINGHAM HOLDS A MAJORITY OF OUR OUTSTANDING SHARES OF COMMON STOCK.

Our sole officer and Director, Carey Birmingham currently owns or controls approximately 89% of all the issued and outstanding capital stock of the

Company. Consequently, he controls the operations of the Company and, acting together, will have the ability to control substantially all matters submitted to stockholders for approval, including:

     o The adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

     o    Any amendment of the Company's certificate of incorporation or bylaws;

     o    The  removal  of  any  directors;  and

     o    The  election  of  the  board  of  directors;

Therefore, Mr. Birmingham will have substantial influence over our management and affairs and other stockholders of the Company will possess no practical ability to remove our current management or effect the operations of the business of the Company. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation.

ITEM  7.  FINANCIAL  STATEMENTS.

The Financial Statements required by Item 310 of Regulation S-B are stated in U.S. dollars and are prepared in accordance with U.S. Generally Accepted Accounting Principles.


















   [Remainder of page left intentionally blank.  Financial Statements follow.]

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
  International Test Systems, Inc.
  San Antonio, Texas

We have audited the accompanying consolidated balance sheet of International Test Systems, Inc., as of December 31, 2003 and the related consolidated statements of expenses, stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of ITS's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ITS as of December 31, 2003 and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that ITS will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, ITS has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

July 20, 2006



                        INTERNATIONAL TEST SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET
                             As of December 31, 2003


       ASSETS

Cash                                              $   161,898
                                                  ===========



       LIABILITIES
Current Liabilities
   Accounts payable                               $     1,194
   Current portion of note payable                        858
                                                  -----------
Total Current Liabilities                               2,052
                                                  -----------

Commitments


       STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par, 10,000,000 shares
   authorized, none issued and outstanding
Common stock, $0.001 par, 50,000,000 shares
   authorized, 22,357,000 shares outstanding          22,357
Additional paid-in capital                         1,840,693
Retained deficit                                  (1,703,204)
                                                  ----------
       Total Stockholders' Equity                    159,846
                                                  ----------
         Total Liabilities and Stockholders'
          Equity                                    $161,898
                                                  ==========






                See accompanying summary of accounting policies
                       and notes to financial statements.


                        INTERNATIONAL TEST SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2003 and 2002



                                                 2003         2002
                                              ---------    ---------
Revenue from equipment sales
  and sales commissions                       $     540    $   9,534

Selling expenses                                      -          236
General & administrative
   - paid in cash                               365,909       52,023
   - paid in stock                               70,059       88,800
Depreciation                                      2,425        3,576
Impairment of goodwill                                -      135,169
                                              ---------    ---------
   Loss From Operations                        (437,853)    (270,270)

Other Expense
   Interest income                                    8            -
   Interest expense                              (8,291)      (1,635)
   Gain on forgiveness of debt                  120,024            -
                                             ----------    ---------
Net loss                                     $ (326,112)   $(271,905)
                                             ==========    =========


Basic and diluted net loss per common share  $    (0.05)   $   (0.13)
Weighted average common shares outstanding    6,047,386    2,025,000





                See accompanying summary of accounting policies
                       and notes to financial statements.



                               INTERNATIONAL TEST SYSTEMS, INC.
                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        For the Years Ended December 31, 2003 and 2002



                                                         Additional
                                      Common Stock         Paid-in       Net
                                  Shares        Amount     Capital       Loss        Totals
                                 ---------    ---------  -----------  -----------   --------
Balances, December 31, 2001      1,875,000    $   1,875   $1,205,891  $(1,105,187)  $100,704

Purchase of Pensar
  - shares issued by ITS           100,000          100       39,900                  40,000
  - Unifund and Birmingham
    transfer 100,000 shares
    each to Pensar owners on
    behalf of ITS                                             80,000                  80,000

Shares for services
  - shares issued by ITS            25,000           25        9,975                  10,000
  - Unifund and Birmingham
    transfer 197,000 shares to
    third parties for services
    performed on behalf of ITS                                78,800                  78,800

Shares issued by ITS for
  deferred offering costs          100,000          100       39,900                  40,000

Contribution of cash                                           6,900                   6,900

Net loss                                                                 (271,905)  (271,905)
                                 ---------    ---------   ----------- -----------   --------
Balances, December 31, 2002      2,100,000        2,100     1,459,491  (1,377,092)    84,499

Shares for services                172,000          172        68,628                 68,800

Shares issued for deferred
  compensation                     135,000          135        53,865                 54,000

Shares sold                     19,850,000       19,850       230,150                250,000

Conversion of debt                 100,000          100         1,159                  1,259

Contribution of cash                                           47,400                 47,400

Distribution of cash                                          (20,000)               (20,000)

Net loss                                                                 (326,112)  (326,112)
                                 ---------    ---------   ----------- -----------   --------
Balances, December 31, 2003     22,357,000   $   22,357   $1,840,693  $(1,703,204)  $159,846
                                ==========   ==========   ===========  ==========   ========





                See accompanying summary of accounting policies
                       and notes to financial statements.



                        INTERNATIONAL TEST SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2003 and 2002

                                                        2003        2002
                                                    ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                          $ (326,112)  $(271,905)
  Adjustments to reconcile net loss
    to cash used in operating activities:
    Stock issued for services                           68,800      88,800
    Depreciation                                         2,425       3,576
    Impairment of goodwill                                   -     135,169
    Write-off of deferred offering costs               202,259           -
    Gain on forgiveness of debt                       (120,024)          -
    Changes in:
      Accounts receivable                                  273       3,333
      Due from related parties                             776         568
      Inventory                                          2,798       1,308
      Accounts payable                                 (47,227)     20,002
      Accrued expenses                                  52,411       1,391
                                                     ---------   ---------
NET CASH USED IN OPERATING ACTIVITIES                 (163,621)    (17,758)
                                                     ---------   ---------
NET CASH FLOWS FROM INVESTING ACTIVITIES
  Cash received in purchase of Pensar                        -         153
                                                     ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable to a related parties      70,832      54,750
  Payments on notes payable to related parties          (3,347)          -
  Payments on note payable                                (816)       (543)
  Payment of deferred offering costs                   (18,550)    (43,673)
  Shareholder contributions                             47,400       6,900
  Distributions to shareholder                         (20,000)          -
  Proceeds from issuance of stock                      250,000           -
                                                     ---------   ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES              325,519      17,434
                                                     ---------   ---------
NET CHANGE IN CASH                                     161,898        (171)

CASH AT BEGINNING OF PERIOD                                  -         171
                                                     ---------   ---------
CASH AT END OF PERIOD                               $  161,898   $       -
                                                     =========   =========
SUPPLEMENTAL DISCLOSURES:
  Interest paid                                     $      194   $      46
  Income taxes paid                                          -           -

NON-CASH ACTIVITIES:
  Deferred offering costs paid with stock           $        -   $  40,000
  Stock issued for deferred compensation                54,000           -
  Conversion of debt to common stock                     1,259           -
  Purchase of Pensar
    Cash received                                            -         153
    Accounts receivable                                      -       3,575
    Due from related party                                   -         878
    Inventory                                                -       4,107
    Fixed assets, net                                        -       6,953
    Accounts payable                                         -      28,420
    Accrued expenses                                         -         198
    Note payable                                             -       2,217






                See accompanying summary of accounting policies
                       and notes to financial statements.

                        INTERNATIONAL TEST SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. International Test Systems, Inc. ("ITS") was originally formed in Texas on September 20, 1996 to manufacture, market, sell and distribute a family of hardware and software products used to test and troubleshoot components on printed circuit boards. This Texas corporation was dissolved in Texas in September 1999 and separately incorporated in Delaware with substantially identical ownership on September 20, 1999.

ITS received commissions from the sale of equipment assembled by a sister company, Pensar, that is used for testing printed circuit boards used in personal computers until May 2002. In May 2002, ITS purchased all the assets and operations of Pensar. See Note 10.

Principles of consolidation. The consolidated financial statements include the accounts of ITS and its subsidiary, Pensar Technologies, LLC ("Pensar"). All significant intercompany transactions and balances have been eliminated.

Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

Cash Equivalents. Highly liquid investments with original maturities of three months or less are considered cash equivalents.

Revenue Recognition. Revenue is recognized when the earning process is complete and the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon shipment of the finished circuit board testing equipment.

Software included in the circuit board testing equipment is considered part of the equipment and the related sale. At the point of sale, the software does not require significant modification, customization or subsequent customer support. Product pricing includes the relevant software. A standard 3-year commercial warranty applies, and warranty claims on the limited sales to date are non-existent. Management does not believe significant warranty claims will arise in the future. No upgrades or enhancements are considered likely to sold equipment.

Inventories. Inventories are valued at the lower of first-in, first-out (FIFO) cost or market.

Long-Lived Assets. Property and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

Impairment of Long-Lived Assets. ITS reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate, or at least annually. ITS assesses recoverability of the carrying value of the asset by first estimating the future net cash flows expected to result from the reporting unit and comparing such with the asset carrying value. If the future net cash flows are less than the carrying value of the reporting unit, then the implied value of the goodwill is compared with its individual carrying value. If the implied value is less, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. An impairment loss of $135,169 was recognized in 2002 on goodwill recorded in the purchase of Pensar. See Note 10.

Income taxes. ITS recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. ITS provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and diluted earnings per share. Basic earnings per share equals net earnings divided by weighted average shares outstanding during the year. Diluted earnings per share include the impact of common stock equivalents using the treasury stock method when the effect is dilutive. There were no common stock equivalents during 2003 or 2002.

Recently issued accounting pronouncements. ITS does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on ITS results of operations, financial position or cash flows.


NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, ITS has incurred recurring net losses. These conditions create an uncertainty as to ITS's ability to continue as a going concern. Management is trying to raise additional capital through sales of its common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if ITS is unable to continue as a going concern.


NOTE 3 - DEFERRED OFFERING COSTS

Legal costs associated with the public offering were being deferred until such time the offering is effective or is aborted. Total costs of $202,259 that had been deferred were written off in 2003 as the public offering was aborted.


NOTE 4- NOTE PAYABLE

In the purchase of Pensar (see note 10), ITS purchased a note payable. In August 2000, Pensar purchased computer equipment and financed the purchase over a 48-month term bearing interest of 22.99% with monthly payments of $106. The note is collateralized by the computer equipment. The balance as of December 31, 2002 was $1,674, of which $806 is due in 2003, and $868 in 2004. As part of the transaction with Promota as described below in Note 6, all computer equipment owned by ITS was conveyed back to Pensar in consideration for Pensar's assumption of the balance of the note payable, estimated to be $574.


NOTE 5- NOTES PAYABLE TO RELATED PARTIES

In March 2003, ITS signed an unsecured line of credit agreement with a major shareholder. The agreement provided for a $30,000 line of credit available to ITS as needed with 10 percent interest. In August 2003, the line of credit was increased to $45,000 and the interest was reduced to 6 percent. In August 2003, BFP agreed to increase the ITS line of credit to $85,000 and reduce the interest to 6%. The Stock Purchase Agreement described in Note 6 below provides that all accrued interest on the notes, shall be waived, and that the notes shall accrue no interest on a going forward basis. Furthermore, the stock purchase agreement provides for the complete forgiveness of the outstanding note payable to the shareholder in exchange for 100,000 shares of ITS stock. These shares were delivered to the shareholder on October 22, 2003, and the balance of the note was cancelled.

In March 2002 ITS entered into a line of credit agreement with a major shareholder. The agreement provide d for a $25,000 line of credit available to ITS as needed. The limit was increased to $40,000 in August 2002 and increased again to $75,000 in December 2002. Unpaid principal and interest bear an interest rate of 8%, with interest due on the fifteenth of each month which is being accrued. No amount was due as of December 31, 2003.

NOTE 6 - EQUITY

In July 2002, ITS increased the authorized common stock outstanding from 20,000,000 to 50,000,000 and the preferred stock from 5,000,000 to 10,000,000.

2003
----

ITS issued 172,000 shares for compensation to a third party, BFP and ITS's president at $0.40 per share or $68,800. The entire $68,800 has been recorded as an expense in 2003.

ITS issued 135,000 shares to three directors for previously accrued deferred compensation at $0.40 per share or $54,000.

On October 23, 2003, ITS sold 19,850,000 shares to Promota International, Inc.,for $250,000. Following the issuance of shares pursuant to the Stock Purchase Agreement, the total number of shares owned by Promota, including the 626,000 shares owned by Promota prior to the Stock Purchase Agreement, was ninety-two percent (92%) of the issued and outstanding common stock of ITS. Pursuant to the Stock Purchase Agreement, the notes currently held by Carey G. Birmingham and BFP Texas Ltd. have been extended to January 31, 2004, with an additional thirty day market condition clause, and are, in any event, to be retired only with cash proceeds received in later offerings.

Promota transferred an additional $25,000 to ITS on October 31, 2003, for ITS to use to reduce its accounts payable, cover filing fees, as well as to pay the salary of Carey G. Birmingham. Promota is a Delaware holding company that is a wholly-owned subsidiary of Promota Hellas, S.A. ("Hellas"). Hellas is a Greek company that is publicly traded on the Athens Stock Exchange, and has an estimated market capitalization of $50 million. Promota has a wholly-owned subsidiary, Promota Aeropark, SA, a Bulgarian company, publicly traded on the Bulgarian Stock Exchange. Of the $250,000 in cash that Promota transferred to ITS in the time period up to and including October 23, 2003, $30,000 was used to reduce the line of credit to Carey Birmingham. $45,000 of the BFP line of credit was converted into 100,000 shares of ITS. Carey Birmingham and BFP each forgave the remaining debt on their lines of credit.

2002
----

Birmingham Family Partnership contributed $6,900 to ITS to fund ongoing operations.

Unifund and Birmingham transferred 397,000 shares to several individuals for the purchase of Pensar and services performed for ITS. The transaction resulted in a debit to investment in Pensar of $80,000 for 200,000 shares, a debit to expense for services of $78,800 for 197,000 shares and a credit to paid-in capital as a contribution to capital for $158,800.

ITS issued 100,000 shares valued at $0.40 per share or $40,000 for the purchase of Pensar, 100,000 shares valued at $0.40 per share or $40,000 for deferred offering costs and 25,000 valued at $0.40 per share or $10,000 for services.

NOTE 7 - INCOME TAXES

Due to the changes in control of ITS in October 2003 and in April 2006, the net operating loss is limited under Section 382 of the Internal Revenue Code.


NOTE 8 - COMMITMENTS

In January 2002, ITS and Pensar both entered into a 3 year office lease with the same related party for $100 per month and $200 per month, respectively, which both expire on December 31, 2004. After the purchase of Pensar by ITS, ITS renegotiated both leases for new terms of $150 per month, expiring on December 31, 2004. ITS incurred rent expense of $4,150 and $1,550 in 2003 and 2002, respectively. As part of the stock purchase agreement between ITS and Promota as described in Note 6, the lease was terminated on December 31, 2003 and ITS has no future obligations for rental. The office was subsequently closed in January 2004.

In May 2002, ITS entered into a 5-year employment agreement with Carey Birmingham, as President and CEO. The agreement is contingent upon ITS raising a minimum of $125,000. When $125,000 is raised, the 5-year agreement begins. The salary in year one will be $25,000 with a $30,000 increase in year two and a $10,000 per year increase in years three through four and a $25,000 increase in year five. If $500,000 is raised, the salary in year one will be $45,000 with a $10,000 per year increase in years two through four and a $25,000 increase in year five.


NOTE 9 - MAJOR CUSTOMERS

One customer accounted for 90 percent of 2002 sales. ITS sold units for Pensar for a 40 percent commission until May 2002. No other customer and no vendors accounted for as much as 10 percent of sales or purchases in 2003 or 2002.


NOTE 10 - PURCHASE OF PENSAR OPERATIONS

On May 1, 2002, ITS merged with Pensar by issuing Pensar 100,000 shares of ITS common stock and two shareholders transferring 200,000 shares directly to Pensar for all of Pensar's assets and liabilities. The 300,000 shares were valued at $0.40 per share, or $120,000. The goodwill of $135,169 was recorded as of May 1, 2002. An impairment review of goodwill was performed as of December 31, 2002, and because the estimated future net cash flows were less than the carrying value of the goodwill, an impairment loss of $135,169 was recorded.

Goodwill in the purchase of Pensar represents the excess of the purchase price paid (300,000 shares valued at $0.40 per share, or $120,000) over the fair value of the assets acquired ($15,666) net of the liabilities assumed ($30,835). The purchase price was negotiated as a private contract between the two major stockholders of both entities, Birmingham and Unifund. There were no other bidders.

The two major shareholders Birmingham and Unifund each transferred 100,000 shares of ITS stock to Pensar as part of the Pensar purchase. Also, certain ITS shareholders were issued 25,000 shares for services valued at $0.40 per share, or $10,000.

The primary reason for the merger: ITS was originally formed as the public marketing arm of Pensar products. As planning of the public stock offering progressed, management decided that the legal, accounting and reporting problems created by maintaining two separate entities, one public and one private, were unreasonable and not needed.

A summary of the allocation of the purchase price is as follows:

               Assets acquired
                   Cash                                $    153
                   Other current assets                   8,560
                   Property and equipment                 6,953
               Liabilities acquired                     (30,835)
               Goodwill recorded                        135,169

Pensar's results of operations for May 2002 through December 2002 are included in the 2002 Consolidated Statement of Operations. A pro forma summary of results of operations for 2002 as if the combination had occurred on January 1, 2002 is as follows:

                                            2002
                                         ---------
Sales                                    $  10,691

Cost of goods sold                           1,206
Selling expenses                               236
General and administrative                 166,966
Depreciation                                 4,955
Impairment of goodwill                     135,169
Interest expense                             3,020
                                         ---------
Net loss                                 $(300,861)
                                         =========


NOTE 11 - SUBSEQUENT EVENTS

In October 2003, as part of the stock purchase agreement between ITS and Promota as described in Note 6, all of the assets of ITS, including intellectual property, personal property, inventory and accounts receivable were conveyed to the former president of ITS, Carey G. Birmingham in consideration of his assumption of all the liabilities of ITS, including notes payable, accounts payable and other liabilities of ITS.

In April 2006, the former president and director of ITS, Carey G. Birmingham, acquired control of ITS by means of purchasing all of the outstanding stock then owned by Promota International, Inc. as a result of the stock purchase agreement described in Note 6. This April 2006 transaction left Promota with 0 shares of ITS's stock. Simultaneous with the acquisition of Promota's shares by Mr. Birmingham, all the directors and officers of ITS resigned from ITS and its board of directors, and, at the same time, Mr. Birmingham was appointed President, CEO and sole director of ITS.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 8, 2002, the client-auditor relationship between us and Thomas P. Monahan, CPA ("Monahan") ceased as Monahan was dismissed as our auditor.

Monahan's report on the audit on us for the period from inception (May 13, 1999) through December 31, 1999 and the year ended December 31, 2000 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

 During the audits of our financial statements for the period from inception (May 13, 1999) through December 31, 1999 and the year ended December 31, 2000 and the interim period from December 31, 2000 to the date Monahan was dismissed, Monahan did not have any disagreements with ITS on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreement(s) if not resolved to the satisfaction of Monahan, would have caused Monahan to make reference to the subject matter of the disagreement(s) in connection with its reports.

The  decision  to  change  accountants  was  approved by our Board of Directors.

On March 18, 2002, we engaged Malone & Bailey, PC ("Malone & Bailey") as our independent accountants for the fiscal years ended December 31, 2000 and 2001. During 2000, 2001 and the subsequent interim period in 2002 prior to engaging Malone & Bailey, we did not consult with Malone & Bailey regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or (ii) the type of audit opinion that might be rendered on the our financial statements; or (iii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv)(A) of Regulation S-B) between us and Monahan, our previous principal independent accountants, as there were no such disagreements, or an other reportable event (as defined in Item 304(a)(1)(iv)(B) of Regulation S-B) during the interim period up to an including the date the relationship with Monahan ceased. Neither have we received any written or oral advice concluding there was an important factor to be considered by us in reaching a decision as to an accounting, auditing, or financial reporting issue. Malone & Bailey, reviewed the disclosure required by Item 304(a) before it was filed with the Commission and has been provided an opportunity to furnish ITS with a letter addressed to the Commission containing any new information, clarification of our expression of our views, or the respects in which it does not agree with the statements made by us above. Malone & Bailey, did not furnish a letter to the Commission.

We also requested that Monahan review the disclosure above and to furnish us with a letter addressed to the Commission containing any new information, clarification of our expression of our views, or the respect in which it does not agree with the statements made by us herein. The letter response from Mr. Monahan, our previous auditor, is incorporated by reference as Exhibit 16.1 to this filing.

 ITEM 8A. CONTROLS AND PROCEDURES.

     (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-KSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our controls were not effective because we failed to allocate sufficient resources to our accounting function to timely file our 2003, 2004 and 2005 annual reports and 2006 quarterly reports.

     (b) Changes in internal control over financial reporting. Moving forward, our current management intends to allocate sufficient resources to bring us current in our reporting obligations with the Commission and to timely file our periodic and current reports with the Commission. Additionally, as our current management has experience with publicly reporting companies, we believe that once our reports are current, we will be able to timely file all required reports on an ongoing basis.


ITEM  8B.  OTHER  INFORMATION.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS  AND  OFFICERS

     The Directors and Officers of the Company as of July 31, 2006 are as follows:

Name                   Age   Position                                Since
-----                  ---   --------                                -----
Carey G. Birmingham    50    Executive Vice President & Director     April 2006


CAREY  G.  BIRMINGHAM
---------------------

Carey G. Birmingham has served as our President, Chief Executive Officer and as a Director since April 2006. Additionally, from September 1999 through September 2003, Mr. Birmingham served as President, Executive Vice President and Director of the Company. He originally resigned as a Director of the Company in September 2003 and resigned as Executive Vice President in April 2004, prior to being reappointed as the Company's sole officer and Director in April 2006. Mr. Birmingham has served as President of Baseline Oil & Gas Corp. [BOGA:OTCBB] ("Baseline") since January 2004. Between January 2004 and February 2006, Mr. Birmingham served as a Director of Baseline.

RECENT  CHANGES  IN  OFFICERS  AND  DIRECTORS:

On April 7, 2006, Christos Mouroutis, Michael Dramytinos and Warren A. Kirshenbaum resigned from their positions as officers and Directors of the Company pursuant to the terms of the Stock Purchase Agreement between BFP and Promota and Mr. Birmingham was appointed as the Company's sole officer and Director to fill the vacancies left by their resignations.

Christos Mouroutis, Michael Dramytinos and Warren A. Kirshenbaum were previously appointed as Directors of the Company in October 2003, to fill the vacancies left by H. Alexander Yount and H. Youval Krigel resignations from their positions as directors of the Company pursuant to the Stock Purchase
Agreement.  Additionally,  pursuant  to  the  terms   of  the  Stock  Purchase
Agreement.

Since April 2006, Carey G. Birmingham has served as our sole officer and Director.


EMPLOYMENT  AND  CONSULTING  AGREEMENTS

There are currently no employment or consulting agreements between the Company and Mr. Birmingham. However, we previously had an employment agreement with Mr. Birmingham, which we entered into in May 2002. The now cancelled employment agreement provided for Mr. Birmingham to serve as our President and Chief Executive Officer for a period of five years. Pursuant to the agreement, Mr. Birmingham was to receive an annual salary of $25,000 upon our raising a minimum of $125,000 and $45,000 in the event we raise a minimum of $500,000 through our offering, pursuant to which $-0- was raised. In October, 2003, as part of the Promota Stock Purchase Agreement, the employment agreement with Mr. Birmingham was cancelled by the mutual consent of both parties.

AUDIT  COMMITTEE

As of the date of this filing, the Company has no Audit Committee in place nor any immediate plans to form one. However, if or when the Company is required to maintain an Audit Committee pursuant to the Sarbanes-Oxley act of 2002, the Company plans to take steps to comply with such requirement.

ITEM  10.  EXECUTIVE  COMPENSATION

                                           Other
                                           Annual               Restricted
Name & Principal                           Compen-   Options      Stock
   Position           Year    Salary ($)   sation     SARs        Awards
-----------------    ------  -----------  --------  ---------  -----------

Carey Birmingham(1)   2006    $     -0-
President,             --
Chief Executive       2004    $  11,408
Officer, Secretary,   2003    $  11,804                          150,000
Treasurer and         2002    $     -0-
Director

Micheal Dramytinos(2) 2005    $     -0-
President             2004    $     -0-
                      2003    $     -0-

Salaries above do not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation.

No executive employees have received more than $100,000 in compensation, including bonuses and options, since our inception.

(1) Mr. Birmingham served as President and Chief Executive Officer since our incorporation in September 1999 until October 2003, and as our Executive Vice President from October 2003 until April 2004, when he resigned. He was once again appointed as our Chief Executive Officer, President, Secretary, Treasurer and Director in April 2006. Mr. Birmingham has not been paid or accrued any salary from April 2006, when he was appointed Chief Executive Officer of the Company, until the date of this filing.

(2) Mr. Dramytinos served as our President from approximately October 2003 until April 2006, when Mr. Birmingham was reappointed as our President.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of July 31, 2006, with respect to the beneficial ownership of the Common Stock by (i) each director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of the Common Stock:


NAME AND ADDRESS         COMMON STOCK            WARRANTS                           PERCENTAGE OF
                      BENEFICIALLY OWNED     BENEFICIALLYOWNED       TOTAL VOTING   TOTAL VOTING
                                                  OWNED                 SHARES        SHARES(1)
------------------   -------------------    -------------------     -------------   -------------
Carey Birmingham         19,887,283  (2)         857,500  (3)         20,744,783        89.4%
20022 Creek Farm
San Antonio, TX
    78259

 All officers and
Directors as a Group
   (1 Person)            19,887,283 (2)          857,500 (3)          20,744,783        89.4%


The number of shares of common stock owned are those "beneficially owned" as determined under the rules of the Securities and Exchange Commission, including any shares of Common Stock as to which a person has sole or shared voting or investment power and any shares of Common Stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. Shares of Common Stock subject to a Convertible Note or Warrant currently convertible or exercisable, or convertible or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such Convertible Note or Warrant, but are not deemed outstanding for computing the percentage of any other person or entity.

(1) Using 22,357,000 shares of common stock issued and outstanding as of July 31, 2006.

(2) This number includes 19,887,283 shares of common stock held in Mr. Birmingham's name and 469,783 shares of common stock held by BFP Texas, Ltd. ("BFP"). Mr. Birmingham is the beneficial owner of BFP and as such, the beneficial ownership of Mr. Birmingham's shares of common stock includes those shares owned by BFP.

(3) This number includes 750,000 warrants to purchase shares of common stock held in Mr. Birmingham's name and 107,500 warrants to purchase shares of common stock held by BFP. Mr. Birmingham is the beneficial owner of BFP and as such, the beneficial ownership of Mr. Birmingham's warrants to purchase shares of common stock includes those warrants owned by BFP.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

In April 2006, Promota International, Inc. sold its entire 20,476,000 shares, representing approximately 92% of our stock, in a private transaction, to Carey

G. Birmingham, our sole officer and Director and a small group of individuals for $217,000.00 cash, pursuant to the 2006 Stock Purchase Agreement (defined above).

Additionally, pursuant to the 2006 Stock Purchase Agreement, it was agreed that Mr. Birmingham would transfer 60,000 of the shares which he received in connection with the 2006 Stock Purchase Agreement, to Cherrytree Investments, LLC, a company controlled by Warren Kirshenbaum, our Director up until the date of the 2006 Stock Purchase Agreement.

Mr. Birmingham subsequently transferred 925,000 shares of common stock which he received in connection with the 2006 Stock Purchase Agreement to an aggregate of fourteen (14) individuals, who loaned approximately $92,500 to Mr. Birmingham in connection with the 2006 Stock Purchase Agreement.

We granted Mr. Birmingham an aggregate of 1,420,000 warrants to purchase shares of our common stock at an exercise price of $0.05 per share in connection with the 2006 Stock Purchase Agreement and with his agreeing to be responsible for the expenses associated with bringing us current in our filings, as described below. The Warrants vested immediately and are exercisable for shares of our common stock at any time prior to April 28, 2015. Mr. Birmingham subsequently transferred an aggregate of 677,500 of those warrants to the fourteen (14) individuals who had provided Mr. Birmingham $92,500 in loans in connection with the 2006 Stock Purchase Agreement, 107,500 warrants to BFP, and 100,000 warrants to our legal counsel, David M. Loev, Attorney at Law, in consideration for performing legal services for us in connection with us fulfilling our past reporting obligations.

Immediately subsequent to the purchase of Promota's shares by Carey G. Birmingham in April 2006, Messer's Dramytimos, Mouroutis and Kirshenbaum resigned as officers and directors of our company and Mr. Birmingham was appointed as President, Chief Executive Officer, Secretary, Treasurer, Principal Accounting Officer and sole Director.

In April 2006, Mr. Birmingham transferred 100,000 shares of restricted common stock to our attorney, David M. Loev, in return for legal services rendered. Because Mr. Birmingham is our controlling shareholder, this transfer is treated as a Company transaction.

In April and June 2006, Mr. Birmingham transferred an aggregate of 60,000 shares of common stock to entities controlled by Warren Kirshenbaum, our Director up until the date of the 2006 Stock Purchase Agreement, in connection with and pursuant to the terms of the 2006 Stock Purchase Agreement. Because Mr. Birmingham is our controlling shareholder, this transfer is treated as a Company transaction.

In May 2006, Mr. Birmingham transferred 100,000 restricted shares of common stock to our stock transfer agent, Island Stock Transfer in consideration for stock transfer services rendered. Because Mr. Birmingham is our controlling shareholder, this transfer is treated as a Company transaction.

In June 2006, Mr. Birmingham transferred 100,000 restricted shares of common stock to a consultant in consideration for consulting services rendered to the Company during the fiscal year ended December 31, 2003.


ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)  Exhibits

3.1 (1)    Certificate of Incorporation of Registrant

3.2 (1)    By-laws of Registrant

3.3 (2)    Certificate of Amendment to Certificate of Incorporation

3.4*       Certificate of Renewal and Revival of Charter

10.1(3) Stock Exchange Agreement dated September 20, 1999 among certain shareholders of International Test Systems, Inc., a Texas corporation and International Test Systems, Inc., a Delaware corporation.

10.2(4) Asset Purchase Agreement between International Test Systems, Inc. and Pensar Technologies, LLC

10.3* Stock Purchase Agreement by and between BFP Texas, Ltd. and Promota International, Inc.

10.4*      Master  Revolving  Line  of  Credit  with  Carey  G.  Birmingham

16.1(5)    Letter from Thomas Monahan, Certified Public Accountant

31* Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32* Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Attached  hereto.

(1) Filed as an exhibit to our registration statement filed on September 30, 1999, and incorporated by reference herein.

(2) Filed as an exhibit to our registration statement filed on January 2, 2003 and incorporated by reference herein.

(3) Filed as an exhibit to our registration statement filed on July 26, 2000 and incorporated by reference herein.

(4) Filed as an exhibit to our registration statement filed on July 1, 2002 and incorporated by reference herein.

(5) Filed as an exhibit to our registration statement filed on July 28, 2003 and incorporated by reference herein.

(b)  Reports  on  Form  8-K

We filed a report on Form 8-K on November 12, 2003, to report our entry into the Stock Purchase Agreement with Promota, as well as the resignation of certain of our directors and officers and the change of control which occurred in connection with the Stock Purchase Agreement.

We have filed no reports on Form 8-K from November 12, 2003 until the filing date of this report.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.

The aggregate fees billed by our principal independent auditors, Malone & Bailey, PC ("Malone") for the fiscal years ended December 31, 2005, 2004, 2003, and 2002 for professional services rendered in connection with the audit of the Company's annual financial statements and the review of the Company's' unaudited interim financial statements was approximately $7,060, $0, $27,120, and $6,050 respectively. As explained in greater detail above, the Company had no operations and made no filings with the Commission from approximately October 2003 until the date of this filing.

AUDIT  RELATED  FEES

     None.

TAX  FEES

     None.

ALL  OTHER  FEES

     None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL  TEST  SYSTEMS,  INC.

DATED:  August 1,  2006       By:   /s/  Carey  G.  Birmingham
                              --------------------------------
                              Carey  G.  Birmingham
                              Chief  Executive  Officer,  Secretary,  Treasurer
                              and  Principal Accounting  Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                          TITLE                              DATE

/s/ Carey  G.  Birmingham     Chief Executive Officer,           August 1, 2006
-------------------------     Principal Accounting Officer,
Carey  G.  Birmingham         Secretary, Treasurer and Director