Form 10QSB
period 2004-03-31
INTERNATIONAL TEST SYSTEMS INC
filed 2006-08-22
CIK 1070799

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT

               For the transition period from           to
                                             -----------   ----------

               Commission file number 333-88179


                         INTERNATIONAL TEST SYSTEMS, INC.
                         --------------------------------
        (Exact name of small business issuer as specified in its charter)


            Delaware                                 74-29581956
            --------                                 -----------
  (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)

                     20022 Creek Farm, San Antonio, TX 78259
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (210)  481-5177
                                 ---------------
                         (Registrant's telephone number)



     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[ ]  No  [X]

     As of August 10, 2006, 22,357,000 shares of Common Stock of the issuer were outstanding ("Common Stock").

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X ] No [ ].

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS



                        INTERNATIONAL TEST SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                   March 31,   December 31,
                                                    2004           2003
                                                ------------   -----------
    ASSETS

Cash                                            $     79,787   $   161,898
                                                ============   ===========



    LIABILITIES

Current Liabilities
  Accounts payable                              $      1,023   $     1,194
  Current portion of note payable                          -           858
                                                ------------   -----------
    Total Current Liabilities                          1,023         2,052
                                                ------------   -----------


    STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.001 par, 10,000,000 shares
  authorized, none issued and outstanding                  -             -
Common stock, $.001 par, 50,000,000 shares
  authorized, 22,357,000 shares outstanding           22,357        22,357
Additional paid in capital                         1,800,943     1,840,693
Retained deficit                                  (1,744,536)   (1,703,204)
                                                ------------   -----------
    Total Stockholders' Equity (Deficit)             (78,764)      159,846
                                                ------------   -----------
    Total Liabilities and
      Stockholders' Equity (Deficit)            $     79,787   $   161,898
                                                ============   ===========




                        INTERNATIONAL TEST SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)



                                                   Three Months
                                                  Ended March 31,
                                                2004           2003
                                           -----------     ----------
Revenue from equipment sales
  and sales commissions                    $         -     $      500
Rental income
                                           -----------     ----------
  Total revenue                                      -            500

Selling expenses                                     -              7
General & administrative
  - paid in stock                                    -          6,400
  - paid in cash                                40,962         13,311
Depreciation                                         -            790
                                           -----------     ----------
  Loss From Operations                         (40,962)       (20,008)

Interest income                                    319              -
Interest expense                                  (689)        (1,923)
                                           -----------     ----------
Net loss                                   $   (41,332)    $  (21,931)
                                           ===========     ==========


Basic and diluted net loss
  per common share                         $     (0.00)    $    (0.01)
Weighted average common
  shares outstanding                        22,357,000      2,102,667




                        INTERNATIONAL TEST SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)


                                                        2004         2003
                                                     ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $  (41,332)  $ (21,931)
  Adjustments to reconcile net loss
    to cash used in operating activities:
    Stock issued for services                                 -       6,400
    Depreciation                                              -         790
    Write off of deferred offering costs                      -           -
    Changes in:
      Accounts receivable                                     -        (269)
      Due from related parties                                -        (524)
      Accounts payable                                     (171)    (13,471)
      Accrued expenses                                        -       1,436
                                                     ----------   ---------
NET CASH USED IN OPERATING ACTIVITIES                   (41,503)    (27,569)
                                                     ----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable to related parties              -      31,500
  Payments on notes payable to related parties                -        (750)
  Payments on note payable                                 (858)       (226)
  Increase in deferred offering costs                         -      (2,955)
  Contributions to capital                               25,250           -
  Distributions of capital                              (65,000)          -
                                                     ----------   ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     (40,608)     27,569
                                                     ----------   ---------

NET CHANGE IN CASH                                      (82,111)          -

CASH AT BEGINNING OF PERIOD                             161,898           -
                                                     ----------   ---------
CASH AT END OF PERIOD                                $   79,787   $       -
                                                     ==========   =========


                        INTERNATIONAL TEST SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of International Test Systems, Inc., a Delaware corporation ("ITS"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in ITS' 2003 Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2003 as reported in Form 10-KSB, have been omitted.


NOTE 2 - SUBSEQUENT EVENT

In April 2006, our Chief Executive Officer provided us with a line of credit in the amount of $50,000, which bears interest at the rate of 8% per annum, until paid, which interest is due and payable on the 15th of each month. As of August 10, 2006, approximately $11,000 had been loaned under the line of credit, and $39,000 was available for us to borrow under the line of credit. As of August 10, 2006, all monthly interest payments remain unpaid by us and have been accrued. The line of credit is due and payable on December 31, 2006.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF INTERNATIONAL TEST SYSTEMS, INC. ("NEW CENTURY", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS,
PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2004.

SPECIAL  NOTE  REGARDING  FORWARD-LOOKING  STATEMENTS

Certain statements in this Quarterly Report on Form 10-QSB (this "Form 10 QSB"), including statements under "Item 1. Management's Discussion and Analysis or Plan of Operations," constitute "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of International Test Systems, Inc. ("ITS", "the Company", "we", "us" or "our") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

BUSINESS  OPERATIONS

Prior to October 2003, we manufactured, marketed, sold and distributed a family of hardware and software products used to test and troubleshoot components on printed circuit boards.

We previously had a ten-year exclusive distribution agreement with Pensar, dated June 19, 1999 and amended April 15, 2000 and June 1, 2001, granting us the exclusive, worldwide right to market, sell and distribute these test products. We had the right to purchase products from Pensar at a 40% discount off the prices that Pensar normally charged its customers. We had no obligation to pre-purchase any products or parts for our inventory. In consideration for our distributorship, we were required to pay Pensar a one-time $5,000 distributorship fee upon execution of the agreement and a monthly $1,500 distributorship fee until July 31, 2000.

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

Since approximately October 2003, we effectively ceased all of our business operations and have not generated any revenues since that time.

PRODUCTS  ASSOCIATED  WITH  OUR  PRIOR  OPERATIONS

The products we owned and marketed up until approximately October 2003, the date we effectively ceased all meaningful operations, were known collectively at the CircuiTest In-Circuit Component Test System and included the 2000S In-Circuit Component Test System, the CircuiTest 2100 Scanner Expansion and the 2100
S/OAI  (Shorts/Opens  Adapter  Interface)  Shorts  and  Opens  Tester.

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

EMPLOYEES

As of August 10, 2006, we had one employee, Carey Birmingham, our president, Chief Executive Officer, Chief Accounting Officer and sole Director.

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

RESEARCH  AND  DEVELOPMENT

We did not spend any funds on research and development during fiscal 2004, 2005, or 2006 to date. We do not anticipate spending any amounts on research and development until such time as we affect a business combination, if at all.


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

                         COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

We had $0 of revenue from equipment sales and sales commissions for the three months ended March 31, 2004, compared to $540 in equipment sales and sales commissions during the three months ended March 31, 2003, a decrease of $540 from the prior period. The decrease in equipment sales and sales commissions was due to a substantial reduction in sales due to the elimination of our marketing plan in the summer of 2003.

We had $0 in selling expenses for the three months ended March 31, 2004, compared to $7 in selling expenses for the three months ended March 31, 2003.

We had total general and administrative expenses for the three months ended March 31, 2004 of $40,962, which expenses were solely paid in cash, compared to total general and administrative expenses of $19,711 for the three months ended March 31, 2003, which included $6,400 of stock based expenses and $13,311 of cash based expenses, which was an increase in total general and administrative expenses of $21,251 or 107.8% from the prior period. 143571237The main reason for the increase in general and administrative expenses for the three months ended March 31, 2004, compared to the three months ended March 31, 2003 was the
$27,651   or   207.4%   increase  in  cash  based  general  and  administrative
expenses.

We had $0 of depreciation expense for the three months ended March 31, 2004, compared to depreciation expense of $790 for the three months ended March 31, 2003. The decrease in depreciation expenses was due to the decrease in depreciable assets which occurred when we transferred substantially all of our assets to Carey G. Birmingham, our then and current Chief Executive Officer pursuant to the Stock Purchase Agreement entered into with Promota in October 2003.

We had a loss from operations of $40,962 for the three months ended March 31, 2004, compared to a loss from operations of $20,008 for the three months ended March 31, 2003, an increase in loss from operations of $20,954 from the prior period.

We had $319 of interest income for the three months ended March 31, 2004, compared to interest income of $0 for the three months ended March 31, 2003. We had $689 of interest expense for the three months ended March 31, 2004, compared to $1,923 of interest expense for the three months ended March 31, 2003.

We had a net loss of $41,332 for the three months ended March 31, 2004, compared to a net loss of $21,931 for the three months ended March 31, 2003, an increase in net loss of $19,401 or 88.5% from the prior period. The increase in net loss was mainly due to the fact that while we had $0 in revenues for the three months ended March 31, 2004, our general and administrative expenses increased $21,711 to $40,962 from the prior period.

LIQUIDITY AND CAPITAL RESOURCES.

We had total assets, consisting solely of total current assets of cash of $79,787 as of March 31, 2004.

We had current liabilities of $1,023 as of March 31, 2004, which included accounts payable of $1,023. We previously had total current liabilities of $2,052 as of December 31, 2003, which included $1,194 of accounts payable and $858 of current portion of note payable. The note payable related to an outstanding 48-month term note, bearing interest of 22.99% per annum, which was in connection with our purchase of certain computer equipment in August 2000. The note payable was conveyed to Pensar in connection's with Stock Purchase
Agreement entered into with Promota in October 2003. As a result of this transfer, the note payable had a balance of $0 as of March 31, 2004.

We had net working capital of $78,764 and a total retained deficit of $1,744,536 as of March 31, 2004.

We had total cash used in operating activities of $41,503 for the three months ended March 31, 2004, which consisted of net loss of $41,332, increased by $171 of payment of accounts payable.

     We had net cash used in financing activities of $40,608 for the three months ended March 31, 2004, which consisted of $65,000 in distributions of capital and $858 in payments on notes payable offset by $25,250 of contributions to capital.

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

Additionally, in April 2006, our Chief Executive Officer and Director Carey G. Birmingham provided us with a line of credit in the amount of $50,000 (the "Line of Credit"), which bears interest at the rate of 8% per annum, until paid, which interest is due and payable on the 15th of each month the Line of Credit is outstanding. As of August 10, 2006, approximately $11,000 had been loaned under the Line of Credit, and $39,000 was available for us to borrow under the Line of Credit. As of August 10, 2006, all monthly interest payments remain unpaid by us and have been accrued. The Line of Credit bears interest at the rate of 8% per annum and is due and payable on December 31, 2006.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited financial statements for the three months ended March 31, 2004, which are included herein, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivable, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.


                                  RISK FACTORS
                            -------------------------

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

OUR  AUDITOR  HAS RAISED DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We have generated nominal revenues since inception; and have not generated any revenues since October 2003, nor have we had any operations since October 2003. We had a retained deficit of $1,744,536 as of March 31, 2004. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

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



ITEM 3.   CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly

          Report on Form 10-QSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our controls were not effective because we failed to allocate sufficient resources to our accounting function to timely file our 2003, 2004 and 2005 annual reports and 2006 quarterly reports.

     (b)  Changes   in   internal  control   over  financial  reporting.  Moving
          forward, our current management intends to allocate sufficient resources to bring us current in our reporting obligations with the Commission and to timely file our periodic and current reports with the Commission. Additionally, as our current management has significant experience with publicly reporting companies, we believe that once our reports are current, we will be able to timely file all required reports on an ongoing basis.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not aware of any pending legal proceeding to which it is a party which is material to its business operations.

ITEM 2.  CHANGES IN SECURITIES

SECURITIES  ISSUED  DURING  THE  YEAR  ENDED  DECEMBER  31,  2004.

None.

SECURITIES  ISSUED  DURING  THE  YEAR  ENDED  DECEMBER  31,  2005.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

3.1 (1)    Certificate of Incorporation of Registrant

3.2 (1)    By-laws of Registrant

3.3 (2)    Certificate of Amendment to Certificate of Incorporation

3.4 (6)    Certificate of Renewal and Revival of Charter

10.1(3) Stock Exchange Agreement dated September 20, 1999 among certain shareholders of International Test Systems, Inc., a Texas corporation and International Test Systems, Inc., a Delaware corporation.

10.2(4) Asset Purchase Agreement between International Test Systems, Inc. and Pensar Technologies, LLC

10.3(6) Stock Purchase Agreement by and between BFP Texas, Ltd. and Promota International, Inc.

10.4(6)    Promissory  Note  with  Carey  G.  Birmingham

10.5(6)    Master  Revolving  Line  of  Credit  with  Carey  G. Birmingham

10.6(6)    Master  Revolving  Line  of  Credit  with  BFP  Texas,  Ltd.

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

(6) Filed as exhibits to our Report on Form 10-KSB for the period ended December 31, 2003, which was filed with the Commission on August 2, 2006 and incorporated by reference herein.

(b)  Reports  on  Form  8-K

We have filed no reports on Form 8-K from November 12, 2003 until the filing date of this report.



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         INTERNATIONAL TEST SYSTEMS, INC.

DATED: August 22, 2006                       By: /s/ Carey G. Birmingham
                                             -------------------------
                                             Carey G. Birmingham
                                             Chief Executive Officer