Form 10QSB
period 2004-06-30
INTERNATIONAL TEST SYSTEMS INC
filed 2006-08-22
CIK 1070799

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2004

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT

               For the transition period from           to
                                             -----------   -----------
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

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS



                        INTERNATIONAL TEST SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                  June 30,     December 31,
                                                   2004           2003
                                                ----------     ------------

    ASSETS

Cash                                            $    2,929     $    161,898
                                                ==========     ============



    LIABILITIES

Current Liabilities
  Accounts payable                              $        -     $      1,194
  Current portion of note payable                        -              858
                                                ----------     ------------
    Total Current Liabilities                            -            2,052
                                                ----------     ------------


    STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.001 par, 10,000,000 shares
  authorized, none issued and outstanding
Common stock, $.001 par, 50,000,000 shares
  authorized, 22,357,000 shares outstanding         22,357           22,357
Additional paid in capital                       1,770,943        1,840,693
Retained deficit                                (1,790,371)      (1,703,204)
                                                ----------     ------------
    Total Stockholders' Equity (Deficit)             2,929          159,846
                                                ----------     ------------
    Total Liabilities and
      Stockholders' Equity (Deficit)            $    2,929     $    161,898
                                                ==========     ============




                        INTERNATIONAL TEST SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            Three Months and Six Months Ended June 30, 2004 and 2003
                                  (Unaudited)



                                         Three Months               Six Months
                                        Ended June 30,            Ended June 30,
                                     2004           2003         2004         2003
                                   ---------      ---------    ---------    ---------
Revenue from equipment sales
  and sales commissions            $       -      $       -    $       -    $     500


Selling expenses                           -              -            -            7
General & administrative
  - paid in stock                          -              -            -        6,400
  - paid in cash                      45,724         60,864       86,686       74,175
Depreciation                               -            790            -        1,580
                                   ---------      ---------    ---------    ---------
  Loss From Operations               (45,724)       (61,654)     (86,686)     (81,662)

Interest income                           34              -          353            -
Interest expense                        (145)        (3,164)        (834)      (5,069)
                                   ---------      ---------    ---------    ---------
Net loss                           $ (45,835)     $ (64,800)   $ (87,167)   $ (86,731)
                                   =========      =========    =========    =========


Basic and diluted net loss
  per common share                 $   (0.00)     $   (0.03)   $   (0.00)   $   (0.04)
Weighted average common
  shares outstanding              22,357,000      2,116,000   22,357,000    2,109,333




                        INTERNATIONAL TEST SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 2004 and 2003
                                  (Unaudited)


                                                         2004        2003
                                                     ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $  (87,167)  $ (86,731)
  Adjustments to reconcile net loss
    to cash used in operating activities:
    Stock issued for services                                 -       6,400
    Depreciation                                              -       1,580
    Changes in:
    Accounts receivable                                       -         273
    Due from related parties                                  -         483
    Accounts payable                                     (1,194)    (15,276)
    Accrued expenses                                          -      57,637
                                                      ---------   ---------
NET CASH USED IN OPERATING ACTIVITIES                   (88,361)    (35,634)
                                                      ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable to related parties              -      57,490
  Payments on notes payable to related parties                -      (2,264)
  Payments on note payable                                 (858)       (465)
  Increase in deferred offering costs                         -     (18,550)
  Contributions to capital                               25,250           -
  Distributions of capital                              (95,000)          -
                                                      ---------   ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     (70,608)     36,211
                                                      ---------   ---------
NET CHANGE IN CASH                                     (158,969)        577

CASH AT BEGINNING OF PERIOD                             161,898           -
                                                     ----------   ---------
CASH AT END OF PERIOD                                $    2,929   $     577
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

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF INTERNATIONAL TEST SYSTEMS, INC. ("NEW CENTURY", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS,
PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2004.

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

                         COMPARISON OF OPERATING RESULTS

THREE  MONTHS  ENDED  JUNE  30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2003

We had $0 of revenue from equipment sales and sales commissions for the three months ended June 30, 2004, and the three months ended June 30, 2003.

We had $0 in selling expenses for the three months ended June 30, 2004 and the three months ended June 30, 2003.

We had total general and administrative expenses for the three months ended June 30, 2004 of $45,724, which expenses were solely paid in cash, compared to total general and administrative expenses of $60,864 for the three months ended June 30, 2003, which consisted solely of $60,864 of cash based expenses, which was a decrease in total general and administrative expenses of $15,140 or 24.9% from the prior period.

We had $0 of depreciation expense for the three months ended June 30, 2004, compared to depreciation expense of $790 for the three months ended June 30, 2003. The decrease in depreciation expenses was due to the decrease in depreciable assets which occurred when we transferred substantially all of our assets to Carey G. Birmingham, our then and current Chief Executive Officer pursuant to the Stock Purchase Agreement entered into with Promota in October 2003.

We had a loss from operations of $45,724 for the three months ended June 30, 2004, compared to a loss from operations of $61,654 for the three months ended June 30, 2003, a decrease of $15,930 or 25.8% in loss from operations from the prior period, which decrease in loss from operations was mainly caused by the $15,140 or 24.9% decrease in general and administrative expenses from the prior period.

We had $34 of interest income for the three months ended June 30, 2004, compared to interest income of $0 for the three months ended June 30, 2003. We had $145 of interest expense for the three months ended June 30, 2004, compared to $3,164 of interest expense for the three months ended June 30, 2003.

We had a net loss of $45,835 for the three months ended June 30, 2004, compared to a net loss of $64,800 for the three months ended June 30, 2003, a decrease in net loss of $18,965 or 28.3% from the prior period. The decrease in net loss was mainly due to the fact that our general and administrative expenses decreased $15,140 or 24.9% from the prior period, while we had $0 in revenues for both the three months ended June 30, 2004 and 2003.

SIX  MONTHS  ENDED  JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

We had $0 of revenue from equipment sales and sales commissions for the six months ended June 30, 2004, compared to $500 in equipment sales and sales commissions during the six months ended June 30, 2003, a decrease of $500 from the prior period. The decrease in equipment sales and sales commissions was due to a substantial reduction in sales due to the elimination of our marketing plan in the summer of 2003.

We had $0 in selling expenses for the six months ended June 30, 2004, compared to $7 in selling expenses for the six months ended June 30, 2003.

We had total general and administrative expenses for the six months ended June 30, 2004 of $86,686, which expenses were solely paid in cash, compared to total general and administrative expenses of $80,575 for the six months ended June 30, 2003, which included $6,400 of stock based expenses and $74,175 of cash based expenses, which was an increase in total general and administrative expenses of $6,111 or 7.6% from the prior period. The main reason for the increase in general and administrative expenses for the six months ended June 30, 2004, compared to the six months ended June 30, 2003 was a $12,511 or 16.9% increase in cash based general and administrative expenses.

We had $0 of depreciation expense for the six months ended June 30, 2004, compared to depreciation expense of $1,580 for the six months ended June 30, 2003. The decrease in depreciation expenses was due to the decrease in depreciable assets which occurred when we transferred substantially all of our assets to Carey G. Birmingham, our then and current Chief Executive Officer pursuant to the Stock Purchase Agreement entered into with Promota in October 2003.

We had a loss from operations of $86,686 for the six months ended June 30, 2004, compared to a loss from operations of $81,662 for the six months ended June 30, 2003, an increase of $5,024 or 6.2% from the prior period.

We had $353 of interest income for the six months ended June 30, 2004, compared to interest income of $0 for the six months ended June 30, 2003. We had $834 of interest expense for the six months ended June 30, 2004, compared to $5,069 of interest expense for the six months ended June 30, 2003.

We had a net loss of $87,167 for the six months ended June 30, 2004, compared to a net loss of $86,731 for the six months ended June 30, 2003, an increase in net loss of $436 or 0.5% from the prior period. The increase in net loss was mainly due to the fact that while we had $0 in revenues for the six months ended June 30, 2004, compared to $500 in revenues for the six months ended June 30, 2003, our general and administrative expenses increased $6,111 or 7.0% from the prior period, which was offset by a decrease of $4,235 in interest expense for the six months ended June 30, 2004, compared to the six months ended June 30, 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES.

We had total assets, consisting solely of total current assets of cash of $2,929 as of June 30, 2004, compared to total assets, consisting solely of total current assets of cash of $161,898 as of December 31, 2003, a decrease in cash of $158,969 from the prior period, which decrease in cash was mainly due to general and administrative expenses paid in cash during the six months ended June 30, 2004, coupled with the fact that we had $0 of revenue for the six months ended June 30, 2004.

We had current liabilities of $0 as of June 30, 2004, as a result of the transfer of substantially all of our liabilities to Carey G. Birmingham, our then and current Chief Executive Officer pursuant to the Stock Purchase
Agreement  entered  into  with  Promota  in  October  2003.

We had net working capital of $2,929 and a total retained deficit of $1,790,371 as of June 30, 2004.

We had total cash used in operating activities of $88,361 for the six months ended June 30, 2004, which consisted of net loss of $87,167, and $1,194 of reduction in accounts payable.

We had net cash used in financing activities of $70,608 for the six months ended June 30, 2004, which consisted of $95,000 in distributions of capital and DLDavid Loev1185446901What was this relating to?$858 in payments on notes payable, offset by $25,250 of contributions to capital.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited financial statements for the three and six months ended June 30, 2004, which are included herein, which have been prepared in accordance with accounting principals generally accepted in the United States.

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

OUR  AUDITOR  HAS RAISED DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We have generated nominal revenues since inception; and have not generated any revenues since October 2003, nor have we had any operations since October 2003. We had a retained deficit of $1,790,371 as of June 30, 2004. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

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

THE COMPANY MAY ISSUE MORE SHARES IN CONNECTION WITH A MERGER OR ACQUISITION, WHICH WOULD RESULT IN SUBSTANTIAL DILUTION.

Our Certificate of Incorporation authorizes the issuance of a maximum of 50,000,000 shares of common stock and a maximum of 10,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

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

3.1 (1)    Certificate of Incorporation of Registrant

3.2 (1)    By-laws of Registrant

3.3 (2)    Certificate of Amendment to Certificate of Incorporation

3.4 (6)    Certificate of Renewal and Revival of Charter

10.1 (3) Stock Exchange Agreement dated September 20, 1999 among certain shareholders of International Test Systems, Inc., a Texas corporation and International Test Systems, Inc., a Delaware corporation.

10.2 (4) Asset Purchase Agreement between International Test Systems, Inc. and Pensar Technologies, LLC

10.3 (6) Stock Purchase Agreement by and between BFP Texas, Ltd. and Promota International, Inc.

10.4  (6)  Promissory  Note  with  Carey  G.  Birmingham

10.5  (6)  Master  Revolving  Line  of  Credit  with  Carey  G. Birmingham

10.6  (6)  Master  Revolving  Line  of  Credit  with  BFP  Texas,  Ltd.

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

                                        INTERNATIONAL TEST SYSTEMS, INC.

DATED: August 22, 2006                       By: /s/ Carey G. Birmingham
                                             ------------------------
                                             Carey G. Birmingham
                                             Chief Executive Officer