Form 10QSB
period 2004-09-30
INTERNATIONAL TEST SYSTEMS INC
filed 2006-08-22
CIK 1070799

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004

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

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS



                        INTERNATIONAL TEST SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                               September 30,     December 31,
                                                   2004              2003
                                               -------------     ------------

     ASSETS

Cash                                           $          14     $    161,898
                                               =============     ============



    LIABILITIES

Current Liabilities
  Accounts payable                             $           -     $      1,194
  Current portion of note payable                          -              858
                                               -------------     ------------
    Total Current Liabilities                              -            2,052
                                               -------------     ------------


    STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.001 par, 10,000,000 shares
  authorized, none issued and outstanding
Common stock, $.001 par, 50,000,000 shares
  authorized, 22,357,000 shares outstanding           22,357           22,357
Additional paid in capital                         1,770,943        1,840,693
Retained deficit                                  (1,793,286)      (1,703,204)
                                               -------------     ------------
    Total Stockholders' Equity (Deficit)                  14          159,846
                                               -------------     ------------
    Total Liabilities and
      Stockholders' Equity (Deficit)           $          14     $    161,898
                                               =============     ============




                        INTERNATIONAL TEST SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
         Three Months and Nine Months Ended September 30, 2004 and 2003
                                  (Unaudited)



                                        Three Months                Nine Months
                                     Ended September 30,        Ended September 30,
                                      2004         2003          2004         2003
                                   ---------    ---------     ---------     ---------
Revenue from equipment sales
  and sales commissions            $       -    $      40     $       -     $     540


Selling expenses                           -            -             -             7
General & administrative
  - paid in stock                          -       62,400             -        68,800
  - paid in cash                       2,916       29,177        89,602       103,352
Depreciation                               -          791             -         2,371
Write off of deferred
  offering costs                           -      202,259             -       202,259
                                   ---------    ---------     ---------     ---------
  Loss From Operations                (2,916)    (294,587)      (89,602)     (376,249)

Interest income                            1            -           354             -
Interest expense                           -       (2,383)         (834)       (7,452)
                                   ---------   ----------     ---------     ---------
Net loss                           $  (2,915)  $ (296,970)    $ (90,082)    $(383,701)
                                   =========   ==========     =========     =========


Basic and diluted net loss
  per common share                 $   (0.00)  $    (0.13)    $   (0.00)    $   (0.18)
Weighted average common
  shares outstanding              22,357,000    2,261,500    22,357,000     2,160,056




                        INTERNATIONAL TEST SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 2004 and 2003
                                  (Unaudited)


                                                        2004         2003
                                                     ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $  (90,082)  $(383,701)
  Adjustments to reconcile net loss
    to cash used in operating activities:
    Stock issued for services                                 -      68,800
    Depreciation                                              -       2,371
    Write off of deferred offering costs                      -     202,259
    Changes in:
    Accounts receivable                                       -         273
    Inventory                                                         2,799
    Due from related parties                                  -         776
    Accounts payable                                     (1,194)     (4,557)
    Accrued expenses                                          -      59,700
                                                      ---------   ---------
NET CASH USED IN OPERATING ACTIVITIES                   (91,276)    (51,280)
                                                      ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable to related parties              -      70,832
  Payments on notes payable to related parties                -      (2,682)
  Payments on note payable                                 (858)       (720)
  Increase in deferred offering costs                         -     (18,550)
  Contributions to capital                               25,250       2,400
  Distributions of capital                              (95,000)          -
                                                      ---------   ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     (70,608)     51,280
                                                      ---------   ---------
NET CHANGE IN CASH                                     (161,884)          -

CASH AT BEGINNING OF PERIOD                             161,898           -
                                                      ---------   ---------
CASH AT END OF PERIOD                                 $      14   $       -
                                                      =========   =========


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

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF INTERNATIONAL TEST SYSTEMS, INC. ("NEW CENTURY", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS,
PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2004.

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

                         COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

We had $0 of revenue from equipment sales and sales commissions for the three months ended September 30, 2004, compared to $40 of revenue from equipment sales and sales commissions for the three months ended September 30, 2003.

We had $0 in selling expenses for the three months ended September 30, 2004 and the three months ended September 30, 2003.

We had total general and administrative expenses for the three months ended September 30, 2004 of $2,916, which expenses were solely paid in cash, compared to total general and administrative expenses of $91,577 for the three months ended September 30, 2003, which consisted of $62,400 of stock based expenses and $29,177 of cash based expenses, which was a decrease in total general and administrative expenses of $88,661 or 96.8% from the prior period, which decrease was due to the $26,261 or 90% decrease in cash based expenses and the $62,400 decrease in stock based expenses.

We had $0 of depreciation expense for the three months ended September 30, 2004, compared to depreciation expense of $791 for the three months ended September 30, 2003. The decrease in depreciation expenses was due to the decrease in depreciable assets which occurred when we transferred substantially all of our assets to Carey G. Birmingham, our then and current Chief Executive Officer pursuant to the Stock Purchase Agreement entered into with Promota in October 2003.

We had $0 of write off of deferred offering costs for the three months ended September 30, 2004, compared to $202,259 of write off of deferred offering costs for the three months ended September 30, 2003, which consisted of legal costs associated with our public offering, which was aborted.

We had a loss from operations of $2,916 for the three months ended September 30, 2004, compared to a loss from operations of $294,587 for the three months ended September 30, 2003, a decrease of $291,671 or 99.0% from the prior period, which decrease was mainly due to the $202,259 decrease in wire off of deferred offering costs, to $0 for the three months ended September 30, 2004, compared to $202,259 for the three months ended September 30, 2003.

We had $1 of interest income for the three months ended September 30, 2004, compared to interest income of $0 for the three months ended September 30, 2003. We had $0 of interest expense for the three months ended September 30, 2004, compared to $2,383 of interest expense for the three months ended September 30, 2003.

We had a net loss of $2,915 for the three months ended September 30, 2004, compared to a net loss of $296,970 for the three months ended September 30, 2003, a decrease in net loss of $294,055 or 99.0% from the prior period, which decrease was mainly due to the $202,259 decrease in wire off of deferred offering costs, to $0 for the three months ended September 30, 2004, compare to $202,259 for the three months ended September 30, 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

We had $0 of revenue from equipment sales and sales commissions for the nine months ended September 30, 2004, compared to $540 in equipment sales and sales commissions during the nine months ended September 30, 2003, a decrease of $540 from the prior period. The decrease in equipment sales and sales commissions was due to a substantial reduction in sales due to the elimination of our marketing plan in the summer of 2003.

We had $0 in selling expenses for the nine months ended September 30, 2004, compared to $7 in selling expenses for the nine months ended September 30, 2003.

We had total general and administrative expenses for the nine months ended September 30, 2004 of $89,602, which expenses were solely paid in cash, compared to total general and administrative expenses of $172,152 for the nine months ended September 30, 2003, which included $68,800 of stock based expenses and $103,352 of cash based expenses, which was a decrease in total general and administrative expenses of $82,550 or 48% from the prior period. The main reason for the decrease in general and administrative expenses for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, was a $68,800 decrease in stock based general and administrative expenses and a $13,750 or a 13.3% decrease in expenses paid in cash, to $89,602 for the nine months ended September 30, 2004, compared to $103,352 for the nine months ended September 30, 2003.

We had $0 of depreciation expense for the nine months ended September 30, 2004, compared to depreciation expense of $2,371 for the nine months ended September 30, 2003. The decrease in depreciation expenses was due to the decrease in depreciable assets which occurred when we transferred substantially all of our assets to Carey G. Birmingham, our then and current Chief Executive Officer pursuant to the Stock Purchase Agreement entered into with Promota in October 2003.

We had $0 of write off of deferred offering costs for the nine months ended September 30, 2004, compared to $202,259 of write off of deferred offering costs for the nine months ended September 30, 2003, which consisted of legal costs associated with our public offering, which was aborted.

We had a loss from operations of $89,602 for the nine months ended September 30, 2004, compared to a loss from operations of $376,249 for the nine months ended September 30, 2003, a decrease of $286,647 or 76.2% from the prior period, which decrease was mainly due to the $202,259 decrease in wire off of deferred offering costs, to $0 for the nine months ended September 30, 2004, compared to $202,259 for the nine months ended September 30, 2003, and the $68,800 decrease in stock based expenses to $0 for the nine months ended September 30, 2004, compared to $68,800 for the nine months ended September 30, 2003.

We had $354 of interest income for the nine months ended September 30, 2004, compared to interest income of $0 for the nine months ended September 30, 2003. We had $834 of interest expense for the nine months ended September 30, 2004, compared to $7,452 of interest expense for the nine months ended September 30, 2003.

We had a net loss of $90,082 for the nine months ended September 30, 2004, compared to a net loss of $383,701 for the nine months ended September 30, 2003, a decrease in net loss of $293,619 or 78.0% from the prior period. The decrease in net loss was mainly due to the fact that while we had $0 in revenues for the nine months ended September 30, 2004, compared to $540 in revenues for the nine months ended September 30, 2003, our general and administrative expenses decreased $82,550 or 48% from the prior period, and because of the $202,259 decrease in wire off of deferred offering costs, to $0 for the nine months ended September 30, 2004, compared to $202,259 for the nine months ended September 30, 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES.

We had total assets, consisting solely of total current assets of cash of $14 as of September 30, 2004, compared to total assets, consisting solely of total current assets of cash of $161,898 as of December 31, 2003, a decrease in cash of $161,884 from the prior period, which decrease in cash was mainly due to general and administrative expenses paid in cash during the nine months ended September 30, 2004, coupled with the fact that we had $0 of revenue for the nine months ended September 30, 2004.

We had current liabilities of $0 as of September 30, 2004, as a result of the transfer of substantially all of our liabilities to Carey G. Birmingham, our then and current Chief Executive Officer pursuant to the Stock Purchase
Agreement  entered  into  with  Promota  in  October  2003.

We had net working capital of $14 and a total retained deficit of $1,793,286 as of September 30, 2004.

We had total cash used in operating activities of $91,276 for the nine months ended September 30, 2004, which consisted of net loss of $90,082, and $1,194 of reduction in accounts payable.

We had net cash used in financing activities of $70,608 for the nine months ended September 30, 2004, which consisted of $95,000 in distributions of capital and $858 in payments on notes payable, offset by $25,250 of contributions to capital.

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

CRITICAL  ACCOUNTING  POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited financial statements for the three and nine months ended September 30, 2004, which are included herein, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivable, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

OUR  AUDITOR  HAS RAISED DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We have generated nominal revenues since inception; and have not generated any revenues since October 2003, nor have we had any operations since October 2003. We had a retained deficit of $1,793,286 as of September 30, 2004. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

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

16.1 (5)   Letter from Thomas Monahan, Certified Public Accountant

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