Form 10KSB
period 2004-12-31
INTERNATIONAL TEST SYSTEMS INC
filed 2006-09-01
CIK 1070799

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   (Mark  One)

            [X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF  1934

               For  the  fiscal  year  ended  December  31,  2004

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

The issuer's revenues for the most recent fiscal year ended December 31, 2004 were $0.

There  is  currently  no  public  market  for  the  Registrant's  common  stock.

As of August 31, 2006 the issuer had 22,357,000 shares of common stock, $.001 par value per share outstanding ("Common Stock").

Documents  Incorporated  by  Reference:  NONE

Transitional  Small  Business  Disclosure  Format:  Yes  [ ]  No  [X]

                        INTERNATIONAL TEST SYSTEMS, INC.
                                   FORM 10-KSB
                          YEAR ENDED December 31, 2004

                                      INDEX

                                     Part  I

    Item  1.    Description  of  Business                                     1

    Item  2.    Description  of  Property                                     6

    Item  3.    Legal  Proceedings                                            6

    Item  4.    Submission  of  Matters  to  a  Vote  of  Security
                Holders                                                       6

                                    Part  II

    Item  5.    Market  for  Common  Equity  and  Related  Stockholder
                Matters                                                       6

    Item  6.    Management's  Discussion  and  Analysis  or  Plan  of
                Operation                                                     9

    Item  7.    Financial  Statements                                         18

    Item  8.    Changes  in  and  Disagreements  with  Accountants
                on  Accounting  and  Financial  Disclosure                    26

    Item  8A.   Controls  and  Procedures                                     26

    Item  8B    Other  Information                                            26


                                    Part  III

    Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
                Exchange  Act                                                 26

    Item  10.   Executive  Compensation                                       27

    Item  11.   Security  Ownership  of  Certain  Beneficial  Owners  and
                Management  and  Related  Stockholder  Matters                28

    Item  12.   Certain  Relationships  and  Related  Transactions            29

    Item  13.   Exhibits  and  Reports  on  Form  8-K                         30

                (a)   Exhibits

                (b)   Reports  on  Form  8-K

    Item  14.   Principal  Accountant  Fees  and  Services                    31

                Signatures                                                    32

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

EMPLOYEES

As of August 29, 2006, we had one employee, Carey Birmingham, our president, Chief Executive Officer, Chief Accounting Officer and sole Director.

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

RESEARCH  AND  DEVELOPMENT

We did not spend any funds on research and development of products during the fiscal year ended December 31, 2004. Additionally, we have not spent any funds on research and development during 2005, or 2006 to date. We do not anticipate spending any amounts on research and development until such time as we affect a business combination, if at all.


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

ITEM  2.  DESCRIPTION  OF  PROPERTY

During the fiscal years ended December 31, 2004 and 2005, we had our corporate office at the offices of our corporate counsel in Dallas, Texas.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

No established public trading market exists for our common stock. In the future, we hope to trade our securities on the Over-The-Counter Bulletin Board. We have a total of 60,000,000 shares of stock authorized, of which 50,000,000 are shares of common stock, $0.001 par value and 10,000,000 are shares of preferred stock, $0.001 par value. As of August 31, 2006, there were 22,357,000 shares of common stock issued and outstanding which shares were held by approximately 52 holders of record, and no shares of preferred stock issued and outstanding as of August 31, 2006. We have no outstanding shares of preferred stock as of the filing of this report.

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

WARRANTS

As of August 31, 2006, we had 1,420,000 shares of common stock subject to outstanding warrants which are described in greater detail below under "Securities Issued Subsequent to the Fiscal Year ended December 31, 2005."

DIVIDEND POLICY

The Company has never paid a cash dividend on its Common Stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend.

                           SALES OF EQUITY SECURITIES:


SECURITIES  ISSUED  DURING  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  2004.

None.

SECURITIES  ISSUED  DURING  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  2005.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004, COMPARED TO THE YEAR ENDED DECEMBER 31, 2004.

We had $0 of revenue from equipment sales and sales commissions for 2004, compared to $540 in equipment sales and sales commissions for 2003, a decrease of $540 from the prior period. The decrease in equipment sales and sales commissions was due to a substantial reduction in sales due to the elimination of our marketing plan in the summer of 2004, as well as the fact that we had no operations during the year ended December 31, 2004.

We had total general and administrative expenses for 2004 of $89,616, compared to total general and administrative expenses for 2003 of $233,709, a decrease in total general and administrative expenses of $144,093 or 61.7% from the prior period. The decrease in total general and administrative expenses was mainly attributable to the fact that since we had no sales or operations during 2004, we had limited expenses, as well.

We had $0 of depreciation expense for 2004, compare to depreciation expense of $2,425 for 2003. The decrease in depreciation expense was due to the decrease in depreciable assets which occurred when we transferred substantially all of our assets to Carey G. Birmingham, our then and current Chief Executive Officer pursuant to the Stock Purchase Agreement entered into with Promota in October 2003.

We had $0 of write-off of deferred offering costs for 2004, compared to $202,259 of write off of deferred offering costs for 2003, which consisted of legal costs associated with our public offering, which was aborted in 2003.

We had a total loss from operations of $89,616 for 2004, compared to a total loss from operations of $437,853 for 2003, a decrease in loss from operations of $144,093 or 61.7% from the prior year. The decrease in loss from operations was mainly attributable to our $540 decrease in revenue and our $144,093 or 61.7% decrease in general and administrative expenses for 2004, compared to 2003.

We had total other expenses of $480 for 2004, compared to total other income of $111,741 for 2003, which represented a decrease other income of $112,221 from the prior year. The main reason for the decrease in total other income was the $120,024 of gain on forgiveness of debt during 2003, in connection with the conversion of that debt into common stock by BFP and the forgiveness of certain other debts by BFP and Mr. Birmingham, which was not present in 2004.

We had a net loss of $90,096 for 2004, compared to a net loss of $326,112 for 2003, a decrease in net loss of $236,016 or 72.4% from the prior period. The decrease in net loss was mainly due to our $540 decrease in revenues and our $144,093 or 61.7% decrease in general and administrative expenses for 2004, compared to 2003, which decrease in expenses was mainly due to the fact that we had no operations for 2004.

LIQUIDITY  AND  CAPITAL  RESOURCES.

We  had  total  assets  as  of  December  31,  2004  of  $0.

We  had  total  liabilities  as  of  December  31,  2004  of  $0.

We had net working capital of $0 and a total retained deficit of $1,793,300 as of December 31, 2004.

We had total cash used in operating activities of $91,290 for 2004, which consisted of net loss of $90,096 and $1,194 in accounts payable.

We had net cash provided by financing activities of $70,608 for 2004, which consisted of $95,00 of distributions to shareholder, $858 of payments on note payable and $25,250 of shareholder contributions.

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

Additionally, in April 2006, our Chief Executive Officer and Director Carey G. Birmingham provided us with a line of credit in the amount of $50,000 (the "Line of Credit"), which bears interest at the rate of 8% per annum, until paid, which interest is due and payable on the 15th of each month the Line of Credit is outstanding. As of August 31, 2006, approximately $16,244 had been loaned under the Line of Credit, and $33,756 was available for us to borrow under the Line of Credit. As of August 31, 2006, all monthly interest payments remain unpaid by us and have been accrued. The Line of Credit bears interest at the rate of 8% per annum and is due and payable on December 31, 2006.

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

OUR  AUDITOR  HAS RAISED DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We have generated nominal revenues since inception; and have not generated any revenues since October 2003, nor have we had any operations since October 2003. We had a retained deficit of $1,793,300 as of December 31, 2004. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
   International Test Systems, Inc.
   San Antonio, Texas

We have audited the accompanying consolidated balance sheet of International Test Systems, Inc., as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of ITS's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Test Systems, Inc. as of December 31, 2004 and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that International Test Systems, Inc. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

July 20, 2006



                             INTERNATIONAL TEST SYSTEMS, INC.
                                CONSOLIDATED BALANCE SHEET
                                 As of December 31, 2004

ASSETS                                                       $        -
                                                             ==========




LIABILITIES                                                  $        -
                                                             ----------

Commitments


STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par, 10,000,000 shares
  authorized, none issued and outstanding
Common stock, $0.001 par, 50,000,000 shares
  authorized, 22,357,000 shares outstanding                      22,357
Additional paid-in capital                                    1,770,943
Retained deficit                                             (1,793,300)
                                                             ----------
     Total Stockholders' Equity                                       -
                                                             ----------
         Total Liabilities and Stockholders' Equity          $        -
                                                             ==========




                        INTERNATIONAL TEST SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2004 and 2003


                                                    2004             2003
                                               -------------     ------------
Revenue from equipment sales
  and sales commissions                        $           -     $        540

General & administrative                              89,616          233,709
Depreciation                                               -            2,425
Write-off of deferred offering costs                       -          202,259
                                               -------------     ------------
  Loss From Operations                               (89,616)        (437,853)

Other income (expense)
  Interest income                                        354                8
  Interest expense                                      (834)          (8,291)
  Gain of forgiveness of debt                              -          120,024
                                               -------------     ------------
Net loss                                       $     (90,096)    $   (326,112)
                                               =============     ============


Basic and diluted net loss per common share    $       (0.00)    $      (0.05)
Weighted average common shares outstanding        22,357,000        6,047,386




                                     INTERNATIONAL TEST SYSTEMS, INC.
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              For the Years Ended December 31, 2004 and 2003



                                                                     Additional
                                                Common Stock           Paid-in        Net
                                             Shares       Amount       Capital        Loss        Totals
                                           ----------  ----------   ------------   -----------   --------
Balances, December 31, 2002                 2,100,000  $    2,100   $  1,459,491   $(1,377,092)  $ 84,499

Shares for services                           172,000         172         68,628                   68,800

Shares issued by ITS for
  deferred compensation                       135,000         135         53,865                   54,000

Shares Sold                                19,850,000      19,850        230,150                  250,000

Conversion of Debt                            100,000         100          1,159                    1,259

Contribution of cash                                                      47,400                   47,400

Distribution of cash                                                     (20,000)                 (20,000)

Net loss                                                                              (326,112)  (326,112)
                                           ----------  ----------    -----------   -----------   --------
Balances, December 31, 2003                22,357,000      22,357      1,840,693    (1,703,204)   159,846

Contribution of cash                                -           -         25,250                   25,250

Distribution of cash                                -           -        (95,000)                 (95,000)

Net loss                                                                               (90,096)   (90,096)
                                          ----------   ----------    -----------   -----------   --------
Balances, December 31, 2004               22,357,000   $   22,357    $ 1,770,943   $(1,793,300)  $      -
                                          ==========   ==========    ===========   ============  ========


                 See accompanying summary of accounting policies
                       and notes to financial statements.


                        INTERNATIONAL TEST SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2004 and 2003

                                                       2004         2003
                                                    ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                          $  (90,096)  $(326,112)
  Adjustments to reconcile net loss
    to cash used in operating activities:
    Stock issued for services                                -      68,800
    Depreciation                                             -       2,425
    Impairment of goodwill                                   -           0
    Write-off of deferred offering costs                     -     202,259
    Gain on forgiveness of debt                              -    (120,024)
    Changes in:
    Accounts receivable                                      -         273
    Due from related parties                                 -         776
    Inventory                                                -       2,798
    Accounts payable                                    (1,194)    (47,227)
    Accrued expenses                                         -      52,411
                                                    ----------   ---------
NET CASH USED IN OPERATING ACTIVITIES                  (91,290)   (163,621)
                                                    ----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable to a related parties           -      70,832
  Payments on notes payable to related parties               -      (3,347)
  Payments on note payable                                (858)       (816)
  Increase in deferred offering costs                        -     (18,550)
  Shareholder contributions                             25,250      47,400
  Distributions to shareholder                         (95,000)    (20,000)
  Proceeds from issuance of stock                            -     250,000
                                                    ----------   ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES              (70,608)    325,519
                                                    ----------   ---------
NET CHANGE IN CASH                                    (161,898)    161,898

CASH AT BEGINNING OF PERIOD                            161,898           -
                                                    ----------   ---------
CASH AT END OF PERIOD                               $        -   $ 161,898
                                                    ==========   =========
SUPPLEMENTAL DISCLOSURES:
  Interest paid                                     $        -   $     194
  Income taxes paid                                          -           -

NON-CASH ACTIVITIES:
  Stock issued for deferred compensation            $        -   $  54,000
  Conversion of debt to common stock                         -       1,259


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

Basic and diluted earnings per share. Basic earnings per share equals net earnings divided by weighted average shares outstanding during the year. Diluted earnings per share include the impact of common stock equivalents using the treasury stock method when the effect is dilutive. There were no common stock equivalents during 2004 or 2003.

Recently issued accounting pronouncements. ITS does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on ITS results of operations, financial position or cash flows.

Reclassifications. Certain prior year amounts have been reclassified to conform with the current year presentation.

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


NOTE 4- NOTES PAYABLE TO RELATED PARTIES

In March 2003, ITS signed an unsecured line of credit agreement with a major shareholder. The agreement provided for a $30,000 line of credit available to ITS as needed with 10 percent interest. In August 2003, the line of credit was increased to $45,000 and the interest was reduced to 6 percent. Approximately $1,500 was available for borrowing as of September 30, 2003. The entire unpaid principal and interest was due on December 31, 2003. In August 2003, BFP agreed to increase the ITS line of credit to $85,000 and reduce the interest to 6 percent. $0was available for borrowing as of December 31, 2003. The Stock Purchase Agreement described in Note 5 below provided that all accrued interest on the notes, shall be waived, and that the notes shall accrue no interest on a going forward basis. Furthermore, the stock purchase agreement provides for the complete forgiveness of the outstanding note payable to the shareholder in exchange for 100,000 shares of ITS stock. These shares were delivered to the shareholder on October 22, 2003, and the balance of the note was cancelled.


NOTE 5 - EQUITY

2003
----

ITS issued 172,000 shares for compensation to a third party, BFP and ITS's president at $0.40 per share or $68,800. The entire $68,800 has been recorded as an expense in 2003.

ITS issued 135,000 shares to three directors for previously accrued deferred compensation at $0.40 per share or $54,000.

ITS entered into a Stock Purchase Agreement with one of its shareholders, Promota International, Inc. ("Promota"), whereby Promota contributed $250,000 in capital to ITS in exchange for the issuance by ITS to Promota of 19,850,000 shares. Following the issuance of shares pursuant to the Stock Purchase Agreement, the total number of shares owned by Promota, including the 626,000 shares owned by Promota prior to the Stock Purchase Agreement, was ninety-two percent (92%) of the issued and outstanding common stock of ITS. The Stock Purchase Agreement was dated October 23, 2003, and was signed by all parties as of October 31, 2003. Pursuant to the Stock Purchase Agreement, the notes currently held by Carey G. Birmingham and BFP Texas Ltd. have been extended to January 31, 2004, with an additional thirty day market condition clause, and are, in any event, to be retired only with cash proceeds received in later offerings.

Promota transferred an additional $25,000 to ITS on October 31, 2003, for ITS to use to reduce its accounts payable, cover filing fees, as well as to pay the salary of Carey G. Birmingham. Promota is a Delaware holding company that is a wholly-owned subsidiary of Promota Hellas, S.A. ("Hellas"). Hellas is a Greek company that is publicly traded on the Athens Stock Exchange, and has an estimated market capitalization of $50 million. Promota has a wholly-owned subsidiary, Promota Aeropark, SA, a Bulgarian company, publicly traded on the Bulgarian Stock Exchange. Of the $250,000 in cash that Promota transferred to ITS in the time period up to and including October 23, 2003, $30,000 was used to reduce the line of credit to Carey Birmingham. $45,000 of the BFP line of credit was converted into 100,000 shares of ITS. Carey Birmingham and BFP each forgave $7,500 on their lines of credit.


NOTE 6 - INCOME TAXES

Due to the changes in control of ITS in October 2003 and in April 2006, the net operating loss is limited under Section 382 of the Internal Revenue Code. ''

NOTE 7 - SUBSEQUENT EVENTS

In April 2006, the former president and director of ITS, Carey G. Birmingham, acquired control of ITS by means of purchasing all of the outstanding stock then owned by Promota International, Inc. as a result of the stock purchase agreement described in Note 5. This April 2006 transaction left Promota with 0 shares of ITS's stock. Simultaneous with the acquisition of Promota's shares by Mr. Birmingham, all the directors and officers of ITS resigned from ITS and its board of directors, and, at the same time, Mr. Birmingham was appointed President, CEO and sole director of ITS.

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

None.

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


ITEM  8B.  OTHER  INFORMATION.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS  AND  OFFICERS

     The Directors and Officers of the Company as of August 29, 2006 are as follows:

        Name           Age              Position                       Since
       -----          ----             --------                        -----
Carey G. Birmingham    50    Executive Vice President & Director    April  2006


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

Christos Mouroutis, Michael Dramytinos and Warren A. Kirshenbaum were previously appointed as Directors of the Company in October 2003, to fill the vacancies left by H. Alexander Yount and H. Youval Krigel resignations from their positions as directors of the Company pursuant to the Stock Purchase Agreement. Additionally, pursuant to the terms of the Stock Purchase Agreement,

Since April 2006, Carey G. Birmingham has served as our sole officer and Director.


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

ITEM  10.  EXECUTIVE  COMPENSATION

                                           Other
                                           Annual               Restricted
Name & Principal                           Compen-   Options       Stock
   Position           Year    Salary ($)   sation    SARs         Awards
-----------------    ------  -----------  --------  ---------  -----------

Carey Birmingham(1)   2006    $ -0-
President,             --
Chief Executive       2004    $11,408
Officer, Secretary,   2003    $11,804                            150,000
Treasurer and         2002    $ -0-
Director

Michael Dramytinos(2) 2005    $ -0-
President             2004    $ -0-
                      2003    $ -0-

Salaries above do not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation.

No executive employees have received more than $100,000 in compensation, including bonuses and options, since our inception.

(1) Mr. Birmingham served as President and Chief Executive Officer from our incorporation in September 1999 until October 2003, and as our Executive Vice President from October 2003 until April 2004, when he resigned. He was once again appointed as our Chief Executive Officer, President, Secretary, Treasurer and Director in April 2006. Mr. Birmingham has not been paid or accrued any salary from April 2006, when he was appointed Chief Executive Officer of the Company, until the date of this filing.

(2) Mr. Dramytinos served as our President from approximately October 2003 until April 2006, when Mr. Birmingham was reappointed as our President.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of August 29, 2006, with respect to the beneficial ownership of the Common Stock by (i) each director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of the Common Stock:


                                                WARRATNS                       PRECENTAGE OF
                           COMMON STOCK       BENEFICIALLY      TOTAL VOTING    TOTAL VOTING
NAME AND ADDRESS         BENEFICIALLY OWNED       OWNED            SHARES         SHARES
--------------------     ------------------   ------------      ------------   -------------

Carey Birmingham           19,887,283  (2)     857,500 (3)       20,744,783        89.4%
20022 Creek Farm
San Antonio, TX
    78259

====================     ==================   ============      ============   =============

 All officers and           19,887,283  (2)    857,500 (3)       20,744,783        89.4%
Directors as a Group
   (1 Person)


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

(1) Using 22,357,000 shares of common stock issued and outstanding as of August 29, 2006.

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

(a)  Exhibits

3.1 (1)    Certificate of Incorporation of Registrant

3.2 (1)    By-laws of Registrant

3.3 (2)    Certificate of Amendment to Certificate of Incorporation

3.4(3)     Certificate of Renewal and Revival of Charter

10.1(4) Stock Exchange Agreement dated September 20, 1999 among certain shareholders of International Test Systems, Inc., a Texas corporation and International Test Systems, Inc., a Delaware corporation.

10.2(5) Asset Purchase Agreement between International Test Systems, Inc. and Pensar Technologies, LLC

10.3(3) Stock Purchase Agreement by and between BFP Texas, Ltd. and Promota International, Inc.

10.4(3)    Promissory  Note  with  Carey  G.  Birmingham

10.5(3)    Master  Revolving  Line  of  Credit  with  Carey  G.  Birmingham

10.6(3)    Master  Revolving  Line  of  Credit  with  BFP  Texas,  Ltd.


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

(3) Filed as exhibits to our Form 10-KSB for the year ended December 31, 2003, which was filed with the Commission on August 2, 2006, and incorporated herein by reference.

(4) Filed as an exhibit to our registration statement filed on July 26, 2000 and incorporated by reference herein.

(5) Filed as an exhibit to our registration statement filed on July 1, 2002 and incorporated by reference herein.


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

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.

The aggregate fees billed by our principal independent auditors, Malone & Bailey, PC ("Malone") for the fiscal years ended December 31, 2005, 2004, and 2003 for professional services rendered in connection with the audit of the Company's annual financial statements and the review of the Company's' unaudited interim financial statements was approximately $7,060, $0, and $27,120, respectively. As explained in greater detail above, the Company had no operations and made no filings with the Commission from approximately October 2003 until the date of this filing.

AUDIT  RELATED  FEES

     None.

TAX  FEES

     None.

ALL  OTHER  FEES

     None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL  TEST  SYSTEMS,  INC.

DATED:  September 1,  2006          By: /s/  Carey  G.  Birmingham
                                       ----------------------------------
                                       Carey  G.  Birmingham
                                       Chief Executive Officer,
                                       Secretary, Treasurer and Principal
                                       Accounting  Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                       TITLE                             DATE

/s/ Carey G.Birmingham     Chief Executive Officer,          September 1, 2006
-------------------------  Principal Accounting Officer,
Carey  G.  Birmingham      Secretary, Treasurer and Director