Form 10QSB
period 2005-03-31
INTERNATIONAL TEST SYSTEMS INC
filed 2006-09-08
CIK 1070799

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2005

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

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS



                        INTERNATIONAL TEST SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                      March 31,        December 31,
                                                       2005               2004
                                                    -----------       -------------
ASSETS                                              $         -       $           -
                                                    ===========       =============



LIABILITIES                                         $         -       $           -
                                                    -----------       -------------

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par, 10,000,000 shares
  authorized, none issued and outstanding                     -                   -
Common stock, $.001 par, 50,000,000 shares
  authorized, 22,357,000 shares outstanding              22,357              22,357
Additional paid in capital                            1,770,293           1,770,293
Retained deficit                                     (1,793,300)         (1,793,300)
                                                    -----------         -----------
    Total Stockholders' Equity                                -                   -
                                                    -----------         -----------
    Total Liabilities and Stockholders' Equity      $         -         $         -
                                                    ===========         ===========




                        INTERNATIONAL TEST SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2005 and 2004
                                  (Unaudited)



                                                            Three Months
                                                           Ended March 31,
                                                         2005           2004
                                                     ------------    -----------
General & administrative                                        -         40,962
Depreciation                                                    -              -
                                                     ------------    -----------
  Loss From Operations                                          -        (40,962)

Interest income                                                 -            319
Interest expense                                                -           (689)
                                                     ------------    -----------
Net loss                                             $          -    $   (41,332)
                                                     ============    ===========


Basic and diluted net loss
  per common share                                   $       0.00    $     (0.00)
Weighted average common
  shares outstanding                                   22,357,000     22,357,000



                        INTERNATIONAL TEST SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)


                                                        2005           2004
                                                    ------------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                          $          -    $   (41,332)
  Adjustments to reconcile net loss
    to cash used in operating activities:
    Changes in:
          Accounts payable                                     -           (171)
                                                    ------------    -----------
NET CASH USED IN OPERATING ACTIVITIES                          -        (41,503)
                                                    ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable to related parties               -              -
  Payments on note payable                                     -           (858)
  Contributions to capital                                     -         25,250
  Increase in deferred offering costs                          -              -
  Distributions of capital                                     -        (65,000)
                                                    ------------    -----------
NET CASH USED IN (USED IN) FINANCING ACTIVITIES                -        (40,608)
                                                    ------------    -----------

NET CHANGE IN CASH                                             -        (82,111)

CASH AT BEGINNING OF PERIOD                                    -        161,898
                                                    ------------    -----------
CASH AT END OF PERIOD                               $          -    $    79,787
                                                    ============    ===========


                        INTERNATIONAL TEST SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of International Test Systems, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in ITS's 2004 Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2004 as reported in Form 10-KSB, have been omitted.

NOTE 2 - SUBSEQUENT EVENT

In April 2006, our Chief Executive Officer provided us with a line of credit in the amount of $50,000, which bears interest at the rate of 8% per annum until paid, which interest is due and payable on the 15th of each month. As of August 31, 2006, approximately $16,244 had been loaned under the line of credit, and $33,756 was available for us to borrow. As of August 31, 2006, all monthly interest payments remain unpaid by us and have been accrued. The line of credit is due and payable on December 31, 2006.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF INTERNATIONAL TEST SYSTEMS, INC. ("NEW CENTURY", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS,
PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2005.

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

                         COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

We had $0 of revenue from equipment sales and sales commissions for both the three months ended March 31, 2005 and March 31, 2004.

We had total general and administrative expenses for the three months ended March 31, 2005 of $0, compared to total general and administrative expenses of $40,962 for the three months ended March 31, 2004, which was a decrease in total general and administrative expenses of $40,962 from the prior period. The main reason for the decrease in general and administrative expenses for the three months ended March 31, 2005, compared to the three months ended March 31, 2004 was the fact that since we had no sales or operations during the three months ended March 31, 2004, we had no expenses as well, as well as the fact that we had no cash to pay any expenses during the three months ended March 31, 2005.

We had a loss from operations of $0 for the three months ended March 31, 2005, compared to a loss from operations of $40,962 for the three months ended March 31, 2004, a decrease in loss from operations of $40,962 from the prior period.

We had $0 of interest income for the three months ended March 31, 2005, compared to interest income of $319 for the three months ended March 31, 2004. We had $0 of interest expense for the three months ended March 31, 2005, compared to $689 of interest expense for the three months ended March 31, 2004.

We had a net loss of $0 for the three months ended March 31, 2005, compared to a net loss of $41,332 for the three months ended March 31, 2004, a decrease in net loss of $41,332 from the prior period. The decrease in net loss was mainly due to the $40,962 decrease in expenses for the three months ended March 31, 2005, compared to the three months ended March 31, 2004, which decrease in expenses was mainly due to the fact that we had no operations for the three months ended March 31, 2005.

LIQUIDITY  AND  CAPITAL  RESOURCES.

We  had  total  assets  of  $0  as  of  March  31,  2005.

We  had  total  liabilities  of  $0  as  of  March  31,  2005.

We  had  a  total  retained  deficit  of  $1,793,300  as  of  March  31,  2005.

We had no cash used in operating, financing or investing activities for the three months ended March 31, 2005.

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

CRITICAL  ACCOUNTING  POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited financial statements for the three months ended March 31, 2005, which are included herein, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivable, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.


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

OUR  AUDITOR  HAS RAISED DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We have generated nominal revenues since inception; and have not generated any revenues since October 2003, nor have we had any operations since October 2003. We had a retained deficit of $1,793,300 as of March 31, 2005. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

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

                                 INTERNATIONAL TEST SYSTEMS, INC.

DATED: September 8, 2006            By: /s/ Carey G. Birmingham
                                        ------------------------
                                        Carey G. Birmingham
                                        Chief Executive Officer