Form 10KSB
period 2005-12-31
INTERNATIONAL TEST SYSTEMS INC
filed 2006-09-08
CIK 1070799

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   (Mark  One)

            [X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF  1934

               For  the  fiscal  year  ended  December  31,  2005

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

The issuer's revenues for the most recent fiscal year ended December 31, 2005 were $0.

There  is  currently  no  public  market  for  the  Registrant's  common  stock.

As of August 10, 2006 the issuer had 22,357,000 shares of common stock, $.001 par value per share outstanding ("Common Stock").

Documents  Incorporated  by  Reference:  NONE

Transitional  Small  Business  Disclosure  Format:  Yes  [ ]  No  [X]

                        INTERNATIONAL TEST SYSTEMS, INC.
                                   FORM 10-KSB
                          YEAR ENDED December 31, 2005

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

    Item  8.   Changes  in  and  Disagreements  with  Accountants
               on  Accounting  and  Financial  Disclosure                    25

    Item  8A.  Controls  and  Procedures                                     25

    Item  8B   Other  Information                                            25


                                    Part  III

    Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
               Exchange  Act                                                 25

    Item  10.  Executive  Compensation                                       26


    Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and
               Management  and  Related  Stockholder  Matters                27

    Item  12.  Certain  Relationships  and  Related  Transactions            28

    Item  13.  Exhibits  and  Reports  on  Form  8-K                         29

               (a)   Exhibits

               (b)   Reports  on  Form  8-K

    Item  14.  Principal  Accountant  Fees  and  Services                    30

               Signatures                                                    31

                                     PART  I

ITEM 1. DESCRIPTION OF BUSINESS

SPECIAL  NOTE  REGARDING  FORWARD-LOOKING  STATEMENTS

Certain statements in this Annual Report on Form 10-KSB, including statements under "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis", constitute "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of International Test Systems, Inc. ("ITS", "the Company", "we", "us" or "our") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this form 10-KSB, unless another date is stated are to December 31, 2005.

BUSINESS  HISTORY

International Test Systems, Inc. was originally incorporated in Texas in September 1996. We dissolved the Texas corporation in September 1999 and reincorporated in Delaware on September 20, 1999, with all of the same assets and liabilities and substantially identical ownership structure as the former Texas corporation. Pensar Technologies, LLC was formed as a Texas Limited Liability Company on May 5, 1995. On May 7, 2002, International Test Systems, Inc. acquired all of the assets and certain of the liabilities of Pensar. Both International Test Systems, Inc. and Pensar were entities only under partial common control and the financial statements of each are presented separately up to the date that we merged in May 2002. References in this document to International Test Systems, Inc. ("ITS"), the Company, we, our and us refer to International Test Systems, Inc., a Delaware corporation.

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

CURRENT  STATUS  AS  A  BLANK  CHECK  SHELL  COMPANY

Since approximately October 2003, after we affected the Stock Purchase Agreement with Promota, we have been classified as a "shell company". Rule 12b-2 of the Securities and Exchange Act of 1934, as amended (the "Securities Act") defines "shell company," as a company (other than an asset-backed issuer), which has "no operations; and either no or nominal assets; assets consisting of solely cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets." Additionally, since approximately October 2003, our operations have classified us as a "blank check" company, which is defined as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

EMPLOYEES

As of August 29, 2006, we had one employee, Carey Birmingham, our president, Chief Executive Officer, Chief Accounting Officer and sole Director.

We do not anticipate that any employees will be subject to any collective bargaining agreements nor do we anticipate the possibility of any strike or work stoppage.

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

                            RESEARCH AND DEVELOPMENT

We did not spend any funds on research and development of products during the fiscal year ended December 31, 2005. We do not anticipate spending any amounts on research and development until such time as we affect a business combination, if at all.


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

Mr. Birmingham then transferred 925,000 shares of common stock which he received in connection with the 2006 Stock Purchase Agreement to an aggregate of fourteen
(14) individuals, who loaned approximately $92,500 to Mr. Birmingham in connection with the 2006 Stock Purchase Agreement.

We granted Mr. Birmingham an aggregate of 1,420,000 warrants to purchase shares of our common stock at an exercise price of $0.05 per share in connection with the 2006 Stock Purchase Agreement and with his agreeing to be responsible for the expenses associated with bringing us current in our filings, as described below. Mr. Birmingham subsequently transferred an aggregate of 677,500 of those warrants to the same fourteen (14) individuals who had provided Mr. Birmingham $92,500 in loans in connection with the 2006 Stock Purchase Agreement, 107,500 warrants to BFP, and 100,000 warrants to our legal counsel, David M. Loev, Attorney at Law, in consideration for performing legal services for us in connection with us fulfilling our past reporting obligations.

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

ITEM  2.  DESCRIPTION  OF  PROPERTY

During 2005, our corporate office was at the offices of our corporate counsel in Dallas, Texas.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

No established public trading market exists for our common stock. In the future, we hope to trade our securities on the Over-The-Counter Bulletin Board. We have a total of 60,000,000 shares of stock authorized, of which 50,000,000 are shares of common stock, $0.001 par value and 10,000,000 are shares of preferred stock, $0.001 par value. As of August 10, 2006, there were 22,357,000 shares of common stock issued and outstanding which shares were held by approximately 52 holders of record, and no shares of preferred stock issued and outstanding as of August 10, 2006. We have no outstanding shares of preferred stock as of the filing of this report.

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

WARRANTS

As of August 10, 2006, we had 1,420,000 shares of common stock subject to outstanding warrants which are described in greater detail below under "Securities Issued Subsequent to the Fiscal Year ended December 31, 2005."

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005, COMPARED TO THE YEAR ENDED DECEMBER 31, 2004.

We  had  no  revenue  during  2005  or  2004.

We had no general and administrative expenses during 2005, compared to $89,616 for 2004. The decrease in total general and administrative expenses was mainly attributable to the fact that since we had no sales or operations during 2005, we had no expenses, as well, as well as the fact that we had no cash to pay any expenses during 2005.

We had a total loss from operations of $0 for the year ended December 31, 2005, compared to a total loss from operations of $89,616 for the year ended December 31, 2004, a decrease in loss from operations of $89,616 from the prior year. The decrease in loss from operations was attributable to our $89,616 decrease in general and administrative expenses for the year ended December 31, 2005, compared to the year ended December 31, 2004.

We had total other expenses of $0 for the year ended December 31, 2005, compared to total other expenses of $480 for the year ended December 31, 2004, which represented a decrease in other expenses of $480 from the prior year. Total other expenses for the year ended December 31, 2004 included $834 of interest expense offset by $354 of interest income.

We had a net loss of $0 for the year ended December 31, 2005, compared to a net loss of $90,096 for the year ended December 31, 2004, a decrease in net loss of $90,096 from the prior period. The decrease in net loss was mainly due to our $89,616 decrease in general and administrative expenses for the year ended December 31, 2005, compared to the year ended December 31, 2004, which decrease in expenses was mainly due to the fact that we had no operations for 2005.

LIQUIDITY  AND  CAPITAL  RESOURCES.

We  had  total  assets  as  of  December  31,  2005  of  $0.

We  had  total  liabilities  as  of  December  31,  2005  of  $0.

We had net working capital of $0 and a total retained deficit of $1,793,300 as of December 31, 2005.

We had $0 of cash used in operating activities and $0 of cash used in financing activities for the year ended December 31, 2005.

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

We do not currently have any commitments from our officer and Director, other than the $50,000 Line of Credit provided to us by our Chief Executive Officer and Director, Carey Birmingham.

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

OUR  AUDITOR  HAS RAISED DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We have generated nominal revenues since inception; and have not generated any revenues since October 2003, nor have we had any operations since October 2003. We had a retained deficit of $1,793,300 as of December 31, 2005. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
  International Test Systems, Inc.
  San Antonio, Texas

We have audited the accompanying consolidated balance sheet of International Test Systems, Inc., as of December 31, 2005 and the related consolidated statements of expenses, stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of ITS's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Test Systems, Inc. as of December 31, 2005 and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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



MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

July 20, 2006



                                INTERNATIONAL TEST SYSTEMS, INC.
                                   CONSOLIDATED BALANCE SHEET
                                    As of December 31, 2005


       ASSETS                                                   $         -
                                                                ===========



       LIABILITIES
Current Liabilities
  Accounts payable                                              $         -
  Accrued expenses                                                        -
  Current portion of note payable                                         -
  Note payable to a related party                                         -
                                                                -----------
  Total Current Liabilities                                               -
                                                                -----------

Commitments


       STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par, 10,000,000 shares
  authorized, none issued and outstanding
Common stock, $0.001 par, 50,000,000 shares
  authorized, 22,357,000 shares outstanding                          22,357
Additional paid-in capital                                        1,770,943
Retained deficit                                                 (1,793,300)
                                                                -----------
    Total Stockholders' Equity                                            -
                                                                -----------
         Total Liabilities and Stockholders' Equity             $         -
                                                                ===========


                 See accompanying summary of accounting policies
                       and notes to financial statements.



                        INTERNATIONAL TEST SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2005 and 2004


                                                 2005           2004
                                             -----------   -------------
General & administrative                               -          89,616
                                             -----------   -------------
  Loss From Operations                                 -         (89,616)

Other Expense
  Interest income                                      -             354
  Interest expense                                     -            (834)
                                             -----------   -------------
Net loss                                     $         -   $     (90,096)
                                             ===========   =============


Basic and diluted net loss per common share  $     (0.00)  $       (0.00)
Weighted average common shares outstanding    22,357,000      22,357,000


                 See accompanying summary of accounting policies
                       and notes to financial statements.



                        INTERNATIONAL TEST SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 2005 and 2004


                                                                     Additional
                                              Common Stock             Paid-in          Net
                                          Shares         Amount        Capital          Loss          Totals
                                         ----------    ---------    ------------    -----------     ----------
Balances, December 31, 2003              22,357,000      $ 2,357    $  1,840,693    $(1,703,204)    $  159,846

Contribution of cash                              -            -          25,250                        25,250

Distribution of cash                              -            -         (95,000)                      (95,000)

Net loss                                          -            -               -        (90,096)       (90,096)
Balances, December 31, 2004              22,357,000       22,357       1,770,943     (1,793,300)             -

Net loss                                          -            -               -             -               -
                                         ----------    ---------    ------------    -----------     ----------
Balances, December 31, 2005              22,357,000      $22,357    $  1,770,943    $(1,793,300)    $        -
                                         ==========    =========    ============    ===========     ==========


                 See accompanying summary of accounting policies
                       and notes to financial statements.



                        INTERNATIONAL TEST SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2005 and 2004

                                                 2005               2004
                                            --------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                  $            -     $     (90,096)
  Adjustments to reconcile net loss
    to cash used in operating activities:
    Changes in accounts payable                          -            (1,194)
                                            --------------     -------------
NET CASH USED IN OPERATING ACTIVITIES                    -           (91,290)
                                            --------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on note payable                               -              (858)
  Shareholder contributions                              -            25,250
  Distributions to shareholder                           -           (95,000)
                                            --------------     -------------
NET CASH USED IN FINANCING ACTIVITIES                    -           (70,608)
                                            --------------     -------------
NET CHANGE IN CASH                                       -          (161,898)

CASH AT BEGINNING OF PERIOD                              -           161,898
                                            --------------     -------------
CASH AT END OF PERIOD                                    -     $           -
                                            ==============     =============
SUPPLEMENTAL DISCLOSURES:
  Interest paid                             $            -                 -
  Income taxes paid                                      -                 -


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

Basic and diluted earnings per share. Basic earnings per share equals net earnings divided by weighted average shares outstanding during the year. Diluted earnings per share include the impact of common stock equivalents using the treasury stock method when the effect is dilutive. There were no common stock equivalents during 2005 or 2004.

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


NOTE 3 - INCOME TAXES

Due to the changes in control of ITS in October 2003 and in April 2006, the net operating loss is limited under Section 382 of the Internal Revenue Code.


NOTE 4 - SUBSEQUENT EVENTS

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

In April 2006, our Chief Executive Officer provided us with a line of credit of $50,000, which bears interest at the rate of 8% per annum until paid, which interest is due and payable on the 15th of each month. As of August 31, 2006, approximately $16,244 had been loaned under the line of credit, and $33,756 was available for us to borrow. As of August 31, 2006, all monthly interest payments remain unpaid by us and have been accrued. The line of credit is due and payable on December 31, 2006.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

     (a)  Evaluation  of  disclosure  controls  and  procedures.  Our  Chief
          Executive and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-KSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our controls were not effective because we failed to allocate sufficient resources to our accounting function to timely file our 2003, 2004 and 2005 annual reports and 2006 quarterly reports.

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


ITEM  8B.  OTHER  INFORMATION.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS  AND  OFFICERS

     The Directors and Officers of the Company as of August 29, 2006 are as follows:

Name                     Age   Position                                Since
---------------------    ---   --------                                -----
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


EMPLOYMENT  AND  CONSULTING  AGREEMENTS

There are currently no employment or consulting agreements between us and Mr. Birmingham.

AUDIT  COMMITTEE

As of the date of this filing, we have no Audit Committee in place nor any immediate plans to form one. However, if or when we are required to maintain an Audit Committee pursuant to the Sarbanes-Oxley act of 2002, we plan to take steps to comply with such requirement.

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



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of August 29, 2006, with respect to the beneficial ownership of the Common Stock by (i) each director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of the Common Stock:


                                                 WARRANTS                            PERCENTAGE OF
                        COMMON STOCK           BENEFICIALLY       TOTAL VOTING       TOTAL VOTING
NAME AND ADDRESS     BENEFICIALLY OWNED           OWNED              SHARES            SHARES(1)
-----------------    ------------------        ------------       ------------       -------------

Carey Birmingham       19,887,283 (2)           857,500 (3)        20,744,783            89.4%
20022 Creek Farm
San Antonio, TX
    78259

  All officers and
Directors as a Group
   (1 Person)          19,887,283 (2)           857,500 (3)        20,744,783            89.4%


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

In June 2006, Mr. Birmingham transferred 100,000 restricted shares of common stock to a consultant in consideration for consulting services rendered to the Company during the fiscal year ended December 31, 2004.


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

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.

The aggregate fees billed by our principal independent auditors, Malone & Bailey, PC for the fiscal 2005 and 2004 for professional services rendered in connection with the audit of our annual financial statements and the review of our unaudited interim financial statements was $7,060 and $0, respectively. As explained in greater detail above, we had no operations and made no filings with the Commission from approximately October 2003 until the date of this filing.

AUDIT  RELATED  FEES

     None.

TAX  FEES

     None.

ALL  OTHER  FEES

     None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL  TEST  SYSTEMS,  INC.

DATED:  September 8,  2006         By: /s/  Carey  G.  Birmingham
                                   ------------------------------
                                   Carey  G.  Birmingham
                                   Chief Executive Officer, Secretary, Treasurer
                                   and  Principal Accounting  Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                        TITLE                            DATE

/s/  Carey  G. Birmingham   Chief Executive Officer,         September 8, 2006
-------------------------   Principal Accounting Officer,
Carey  G.  Birmingham       Secretary, Treasurer and Director