Form 10QSB
period 2006-03-31
INTERNATIONAL TEST SYSTEMS INC
filed 2006-09-20
CIK 1070799

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2006

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

     As of September 1, 2006, 22,357,000 shares of Common Stock of the issuer were outstanding ("Common Stock").

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ].

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS



                                      INTERNATIONAL TEST SYSTEMS, INC.
                                        CONSOLIDATED BALANCE SHEETS
                                                (Unaudited)

                                                 March 31,       December 31,
                                                   2006              2005
                                               ===========       ============
        ASSETS                                 $         -       $          -
       LIABILITIES

Current Liabilities
  Accounts payable                             $         -       $          -
  Accrued expenses                                       -                  -
                                               -----------        -----------
    Total Current Liabilities                            -                  -
                                               -----------        -----------


    TOCKHOLDERS' DEFICIT

Preferred stock, $.001 par, 10,000,000 shares
  authorized, none issued and outstanding                -                  -
Common stock, $.001 par, 50,000,000 shares
  authorized, 22,357,000 shares outstanding         22,357             22,357
Additional paid in capital                       1,770,943          1,770,943
Retained deficit                                (1,793,300)        (1,793,300)
                                               -----------        -----------
    Total Stockholders'  Deficit                         -                  -
                                               -----------        -----------
    Total Liabilities and
      Stockholders' Deficit                    $         -        $         -
                                               ===========        ===========




                        INTERNATIONAL TEST SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2006 and 2005
                                   (Unaudited)



                                                 Three Months
                                               Ended March 31,
                                              2005           2006
                                           -----------    -----------
Revenue from equipment sales
  and sales commissions                    $         -    $         -


Selling expenses
General & administrative                             -              -
                                           -----------    -----------
  Loss From Operations                               -              -

Interest income                                      -              -
Interest expense                                     -              -
                                           -----------    -----------
Net loss                                   $         -    $         -
                                           ===========    ===========


Basic and diluted net loss
  per common share                         $      0.00    $      0.00

Weighted average common
  shares outstanding                        22,357,000     22,357,000




                         INTERNATIONAL TEST SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2006 and 2005
                                   (Unaudited)


                                                    2006         2005
                                                 ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                       $        -   $        -
  Adjustments to reconcile net loss
    to cash used in operating activities:
    Changes in:
    Accounts payable                                      -            -
                                                 ----------   ----------
NET CASH USED IN OPERATING ACTIVITIES                     -            -
                                                 ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable to related parties          -            -
  Payments on note payable                                -            -
  Contributions to capital                                -            -
  Distributions of capital                                -            -
                                                 ----------    ---------
NET CASH USED IN FINANCING ACTIVITIES                     -            -
                                                 ----------    ---------

NET CHANGE IN CASH                                        -            -

CASH AT BEGINNING OF PERIOD                               -            -
                                                 ----------    ---------
CASH AT END OF PERIOD                            $        -    $       -
                                                 ==========    =========


                        INTERNATIONAL TEST SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of International Test Systems, Inc., a Delaware corporation ("ITS"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in ITS' 2005 Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2004 as reported in Form 10-KSB, have been omitted.

NOTE 2 - SUBSEQUENT EVENT

In April 2006, our Chief Executive Officer provided us with a line of credit in the amount of $50,000, which bears interest at the rate of 8% per annum, until paid, which interest is due and payable on the 15th of each month. As of September 13, 2006, approximately $17,130 had been loaned under the line of credit, and $32,870 was available for us to borrow under the line of credit. As of August 31, 2006, all monthly interest payments remain unpaid by us and have been accrued. The line of credit is due and payable on December 31, 2006.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF INTERNATIONAL TEST SYSTEMS, INC. ("NEW CENTURY", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS,
PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2006.

SPECIAL  NOTE  REGARDING  FORWARD-LOOKING  STATEMENTS

Certain statements in this Quarterly Report on Form 10-QSB, including statements under "Item 1. Management's Discussion and Analysis or Plan of Operations," constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of International Test Systems, Inc. ("ITS", "the Company", "we", "us" or "our") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

EMPLOYEES

As of September 12, 2006, we had one employee, Carey Birmingham, our president, Chief Executive Officer, Chief Accounting Officer and sole Director.

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

                         COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

We had $0 of revenue from equipment sales and sales commissions for the three months ended March 31, 2006 and 2005.

We had total general and administrative expenses for the three months ended March 31, 2006 and 2005 of $0. We had no general and administrative expenses for either the three months ended March 31, 2006 or 2005, because we had no sales or operations during those periods.

We had a net loss of $0 for the three months ended March 31, 2006 and 2005, which was due to the fact that we had no sales or operations for those periods.

LIQUIDITY  AND  CAPITAL  RESOURCES.

We  had  total  assets  of  $0  as  of  March  31,  2006.

We  had  total  liabilities  of  $0  as  of  March  31,  2006.

We  had  a  total  retained  deficit  of  $1,793,300  as  of  March  31,  2006.

We had no cash used in operating, financing or investing activities for the three months ended March 31, 2006.

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

Additionally, in April 2006, our Chief Executive Officer and Director Carey G. Birmingham provided us with a line of credit in the amount of $50,000 (the "Line of Credit"), which bears interest at the rate of 8% per annum, until paid, which interest is due and payable on the 15th of each month the Line of Credit is outstanding. As of September 13, 2006, approximately $17,130 had been borrowed under the Line of Credit, and $32,870 was available for us to borrow. As of September 13, 2006, all monthly interest payments remain unpaid by us and have been accrued. The Line of Credit bears interest at the rate of 8% per annum and is due and payable on December 31, 2006.

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

CRITICAL  ACCOUNTING  POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited financial statements for the three and nine months ended March 31, 2006, which are included herein, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivable, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.


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

OUR  AUDITOR  HAS RAISED DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We have generated nominal revenues since inception; and have not generated any revenues since October 2003, nor have we had any operations since October 2003. We had a retained deficit of $1,793,300 as of March 31, 2006. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

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

OUR SOLE OFFICER AND DIRECTOR, CAREY BIRMINGHAM HOLDS A MAJORITY OF OUR OUTSTANDING SHARES OF COMMON STOCK.

Our sole officer and Director, Carey Birmingham currently owns or controls approximately 88% of all the issued and outstanding capital stock of the Company. Consequently, he controls the operations of the Company and, acting together, will have the ability to control substantially all matters submitted to stockholders for approval, including:

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

ITEM 3.   CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our controls were not effective because we failed to allocate sufficient resources to our accounting function to timely file our 2003, 2004 and 2005 annual and quarterly reports and 2006 quarterly reports.

          In April 2006, our management changed, and our current Chief Executive Officer and Chief Financial Officer, Carey G. Birmingham, believes that moving forward, we will be able to timely file our periodic reports with the Commission, as our current management intends to allocate sufficient resources to timely file our periodic and current reports with the Commission. Additionally, as Mr. Birmingham has significant experience with the reporting obligations of publicly reporting companies, we believe that once our reports are current, we will be able to timely file all required reports on an ongoing basis.

     (b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during the quarter covered by this report that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not aware of any pending legal proceeding to which it is a party which is material to its business operations.

ITEM 2.  CHANGES IN SECURITIES

There  were  no  securities issued during the three months ended March 31, 2006.

The following securities were issued subsequent to the three months ended March 31, 2006:

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

(b)  Reports  on  Form  8-K

We  filed  no  reports  on  Form  8-K  during the period covered by this report.



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           INTERNATIONAL TEST SYSTEMS, INC.

DATED: September 20, 2006                  By: /s/ Carey G. Birmingham
                                               ------------------------
                                               Carey G. Birmingham
                                               Chief Executive Officer