Form 10QSB
period 2006-06-30
INTERNATIONAL TEST SYSTEMS INC
filed 2006-09-20
CIK 1070799

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2006

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

     As of September 12, 2006, 22,357,000 shares of Common Stock of the issuer were outstanding ("Common Stock").

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ].

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS


                        INTERNATIONAL TEST SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                  June 30,    December 31,
                                                   2006          2005
                                                ===========   ============
   ASSETS                                       $         -   $          -
                                                ===========   ============

   LIABILITIES

Current Liabilities
  Accrued expenses                             $        156   $          -
  Line of credit from officer                        12,180              -
                                                -----------    -----------
    Total Current Liabilities                        12,336              -
                                                -----------    -----------


    STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par, 10,000,000 shares
  authorized, none issued and outstanding                 -              -
Common stock, $.001 par, 50,000,000 shares
  authorized, 22,357,000 shares outstanding          22,357         22,357
Additional paid in capital                        1,785,143      1,770,943
Retained deficit                                 (1,819,836)    (1,793,300)
                                                -----------    -----------
    Total Stockholders' Deficit                     (12,336)             -
                                                -----------    -----------
    Total Liabilities and
      Stockholders' Deficit                    $          -   $          -
                                               ============   ============




                                 INTERNATIONAL TEST SYSTEMS, INC.
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                     Three Months and Six Months Ended June 30, 2006 and 2005
                                            (Unaudited)



                                            Three Months             Six Months
                                           Ended June 30,           Ended June 30,
                                          2006       2005          2006       2005
                                       ---------   ---------    ---------   ---------
Revenue from equipment sales
 and sales commissions                 $       -   $       -    $       -    $      -


General & administrative                  26,380           -       26,380           -
                                       ---------   ---------    ---------   ---------
  Loss From Operations                   (26,380)          -      (26,380)          -

Interest expense                             156           -          156           -

                                       ---------   ---------    ---------   ---------
Net income (loss)                      $ (26,536)  $       -    $ (26,536)  $       -
                                       =========   =========    =========   =========


Basic and diluted net loss
  per common share                     $    0.00   $    0.00    $    0.00   $    0.00
Weighted average common
  shares outstanding                  22,357,000  22,357,000   22,357,000  22,357,000




                        INTERNATIONAL TEST SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2006 and 2005
                                   (Unaudited)


                                                  2006            2005
                                              -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                    $   (26,536)    $          -
  Adjustments to reconcile net loss
    to cash used in operating activities:
  Share-based compensation                         14,200                -
  Increase in accrued liabilities                     156                -
                                              -----------      -----------
NET CASH USED IN OPERATING ACTIVITIES             (12,180)               -
                                              -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in line of credit from officer          12,180                -
                                              -----------      -----------

NET CHANGE IN CASH                                      -                -

CASH AT BEGINNING OF PERIOD                             -                -
                                             ------------      -----------
CASH AT END OF PERIOD                        $          -      $         -
                                             ============      ===========


                        INTERNATIONAL TEST SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of International Test Systems, Inc., a Delaware corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in ITS's 2005 Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the fiscal year 2005 as reported in Form 10-KSB, have been omitted.

NOTE 2 - LINE OF CREDIT

In April 2006, our Chief Executive Officer provided us with a line of credit of $50,000, which bears interest at the rate of 8% per annum, until paid, which interest is due and payable on the 15th of each month. As of June 30, 2006, $12,180 had been borrowed under the line of credit. As of September 13, 2006, $17,130 had been borrowed under the line of credit, and $32,870 was available for us to borrow. As of August 31, 2006, all monthly interest payments remain unpaid by us and have been accrued. The line of credit is due and payable on December 31, 2006.

NOTE 3 - WARRANTS

In April 2006, ITS issued 1,420,000 warrants to our Chief Executive Officer. These warrants have an exercise price of $0.05 per share and a term of five years. Share-based compensation of $14,200 was recorded for the fair value determined using the Black-Scholes pricing model. Variables used in the Black-Scholes pricing model include (1) 4.8% risk-free interest rate, (2) expected warrant life is the actual remaining life of the warrants, (3) expected volatility of 203%, and (4) zero expected dividends.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF INTERNATIONAL TEST SYSTEMS, INC. ("NEW CENTURY", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS,
PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2006.

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

PRODUCTS  ASSOCIATED  WITH  OUR  PRIOR  OPERATIONS

The products we owned and marketed up until approximately October 2003, the date we effectively ceased all meaningful operations, were known collectively as the CircuiTest In-Circuit Component Test System and included the 2000S In-Circuit Component Test System, the CircuiTest 2100 Scanner Expansion and the 2100
S/OAI  (Shorts/Opens  Adapter  Interface)  Shorts  and  Opens  Tester.

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


                                  RECENT EVENTS

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

In April 2006, Mr. Birmingham transferred 925,000 shares of common stock which he received in connection with the 2006 Stock Purchase Agreement to an aggregate of fourteen (14) individuals, who loaned approximately $92,500 to Mr. Birmingham in connection with the 2006 Stock Purchase Agreement.

Additionally, in April 2006, we granted Mr. Birmingham an aggregate of 1,420,000 warrants to purchase shares of our common stock at an exercise price of $0.05 per share in connection with the 2006 Stock Purchase Agreement and with his agreeing to be responsible for the expenses associated with bringing us current in our filings, as described below. Mr. Birmingham subsequently transferred an aggregate of 677,500 of those warrants to the fourteen (14) individuals who had provided Mr. Birmingham $92,500 in loans in connection with the 2006 Stock Purchase Agreement, 107,500 warrants to BFP, and 100,000 warrants to our legal counsel, David M. Loev, in consideration for performing legal services for us in connection with us fulfilling our past reporting obligations.

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

                         COMPARISON OF OPERATING RESULTS

THREE  MONTHS  ENDED  JUNE  30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2005

We  had  no  revenue  for  the  three  months  ended  June  30,  2006  and 2005.

We had total general and administrative expenses for the three months ended June 30, 2006 of $26,380, compared to total general and administrative expenses for the three months ended June 30, 2005 of $0. We had no general and administrative expenses for the three months ended June 30, 2005, because we had no sales or operations during that period. General and administrative expenses for the three months ended June 30, 2006 included $14,200 of share based compensation in connection with the issuance to our sole officer and director, Carey G. Birmingham of 1,420,000 warrants to purchase shares of our common stock at an exercise price of $0.05 per share, as well as $12,180 spent by us in connection with the 2006 Stock Purchase Agreement and related expenses in connection with our effort to bring our filings current with the Securities and Exchange Commission (the "Commission").

We had interest expense of $156 for the three months ended June 30, 2006, compared to interest expense of $0 for the three months ended June 30, 2005, in connection with interest on our Line of Credit with our Chief Executive Officer, Carey G. Birmingham, as described below under "Liquidity and Capital Resources."

We had a net loss of $26,536 for the three months ended June 30, 2006 compared to a net loss of $0 for the three months ended June 30, 2005. Our net loss increased for the current period compared to the prior years period due to the fact that while we had no sales for either period, our general and administrative expenses increased $26,536 from the prior period, due to expenses in connection with the 2006 Stock Purchase Agreement and our filings with the Commission.

SIX  MONTHS  ENDED  JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005

We  had  no  revenue  for  the  six  months  ended  June  30,  2006  and  2005.

We had total general and administrative expenses for the six months ended June 30, 2006 of $26,380, compared to total general and administrative expenses for the six months ended June 30, 2005 of $0. We had no general and administrative expenses for the six months ended June 30, 2005, because we had no sales or operations during that period. General and administrative expenses for the six months ended June 30, 2006 included $14,200 of share based compensation in connection with the issuance to our sole officer and director, Carey G. Birmingham of 1,420,000 warrants to purchase shares of our common stock at an exercise price of $0.05 per share during the three months ended June 30, 2006, as well as $12,180 spent by us in connection with the 2006 Stock Purchase Agreement and related expenses in connection with our effort to bring our filings current with the Securities and Exchange Commission (the "Commission").

We had interest expense of $156 for the six months ended June 30, 2006, compared to an interest expense of $0 for the six months ended June 30, 2005, in connection with interest on our Line of Credit with our Chief Executive Officer, Carey G. Birmingham, as described below under "Liquidity and Capital Resources."

We had a net loss of $26,536 for the six months ended June 30, 2006 compared to a net loss of $0 for the six months ended June 30, 2005. Our net loss increased for the current period compared to the prior years period due to the fact that while we had no sales for either period, our general and administrative expenses increased $26,536 from the prior period, due to expenses in connection with the 2006 Stock Purchase Agreement and our filings with the Commission.


LIQUIDITY  AND  CAPITAL  RESOURCES.

We  had  total  assets  of  $0  as  of  June  30,  2006.

We had total liabilities as of June 30, 2006, consisting solely of current liabilities of $12,336, which included accrued expenses of $156 and line of credit from officer of $12,180, relating to amounts loaned to us under our Line of Credit (defined below) from our Chief Executive Officer and Director, Carey
G.  Birmingham.

We had negative working capital of $12,336 and a total retained deficit of $1,819,836 as of June 30, 2006.

We had net cash used in operating activities for the six months ended June 30, 2006 of $12,180, which included $26,536 of net loss and $14,200 of share based compensation, which was due to the issuance of 1,420,000 warrants to purchase shares of our common stock at $0.05 per share, which warrants were issued to our Chief Executive Officer and Director, Carey G. Birmingham, and $156 of increase in accrued liabilities due to our Line of Credit.

We had net cash used in financing activities for the six months ended June 30, 2006 of $12,180, which was solely due to an increase in amounts borrowed under our Line of Credit.

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

CRITICAL  ACCOUNTING  POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited financial statements for the three and six months ended June 30, 2006, which are included herein, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivable, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.


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

OUR  AUDITOR  HAS RAISED DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We have generated nominal revenues since inception; and have not generated any revenues since October 2003, nor have we had any operations since October 2003. We had a retained deficit of $1,819,836 as of June 30, 2006. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

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

     (b) Changes in internal control over financial reporting. Starting in April 2006, our management changed, and our new management, Mr. Birmingham, our sole officer and Director, has extensive experience dealing with the reporting obligations of publicly traded companies. Prior to April 2006, we effectively had no controls and procedures in place and our prior management had made no attempt to file any reports with the Commission since approximately November 2003. Since taking over as our sole officer and Director in April 2006, Mr. Birmingham has worked to file all of our previously delinquent periodic filings and has worked to bring our filings with the Commission current. Mr. Birmingham has accomplished this by putting certain controls and procedures in place, including communicating with our auditors and legal counsel regarding our filing obligations, which he believes will allow us to maintain our filing obligations with the Commission in a timely manner moving forward.

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

(2) Filed as an exhibit to our registration statement filed on January 2, 2003, and incorporated by reference herein.

(3) Filed as an exhibit to our registration statement filed on July 26, 2000, and incorporated by reference herein.

(4) Filed as an exhibit to our registration statement filed on July 1, 2002, and incorporated by reference herein.

(5) Filed as an exhibit to our registration statement filed on July 28, 2003, and incorporated by reference herein.

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