Form 10QSB
period 2006-09-30
INTERNATIONAL TEST SYSTEMS INC
filed 2006-11-20
CIK 1070799

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2006

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

     As of November 13, 2006, 22,357,000 shares of Common Stock of the issuer were outstanding ("Common Stock").

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ].

   Traditional Small Business Disclosure Format (Check one): Yes [ ]  No  [X]

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS



                        INTERNATIONAL TEST SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                               September 30, December 31,
                                                   2006          2005
                                                -----------   -----------

      ASSETS                                    $         -   $         -
                                                ===========   ===========



      LIABILITIES

Current Liabilities
  Accrued expenses                              $     20,558   $        -
  Line of credit from officer                         23,924            -
                                                ------------   ----------
    Total Current Liabilities                         44,482            -
                                                ------------   ----------


    STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par, 10,000,000 shares
  authorized, none issued and outstanding                  -            -
Common stock, $.001 par, 50,000,000 shares
  authorized, 22,357,000 shares outstanding           22,357       22,357
Additional paid in capital                         1,785,143    1,770,943
Retained deficit                                  (1,851,982)  (1,793,300)
                                                ------------   ----------
    Total Stockholders' Deficit                      (44,482)           -
                                                ------------   ----------
    Total Liabilities and
      Stockholders' Deficit                     $          -   $        -
                                                ============   ==========



                        INTERNATIONAL TEST SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
         Three Months and Nine Months Ended September 30, 2006 and 2005
                                  (Unaudited)



                                                  Three Months              Nine Months
                                               Ended September 30,       Ended September 30,
                                                2006         2005         2006         2005
                                            ---------    ----------   -----------   ----------
Revenue from equipment sales
  and sales commissions                     $       -    $        -   $         -   $        -


General & administrative                       31,844             -        58,224            -
                                            ---------    ----------   -----------   ----------
  Loss from operations                        (31,844)            -       (58,224)           -

Interest expense                                  302             -           458            -

                                            ---------     ---------   -----------   ----------
Net income (loss)                           $ (32,146)   $        -   $   (58,682)  $        -
                                            =========    ==========   ===========   ==========


Basic and diluted net loss
  per common share                          $    0.00    $     0.00   $      0.00   $     0.00
Weighted average common
  shares outstanding                       22,357,000    22,357,000   22,357,000    22,357,000




                        INTERNATIONAL TEST SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 2006 and 2005
                                  (Unaudited)


                                                2006               2005
                                             -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                   $   (58,682)      $         -
  Adjustments to reconcile net loss
    to cash used in operating activities:
  Share-based compensation                        14,200                 -
  Increase in accrued liabilities                 20,558                 -
                                             -----------       -----------
NET CASH USED IN OPERATING ACTIVITIES            (23,924)                -
                                             -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in line of credit from officer         23,924                 -
                                             -----------       -----------
NET CASH USED IN FINANCING ACTIVITIES             23,924                 -
                                             -----------       -----------

NET CHANGE IN CASH                                     -                 -

CASH AT BEGINNING OF PERIOD                            -                 -
                                             -----------       -----------
CASH AT END OF PERIOD                        $         -       $         -
                                             ===========       ===========

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

NOTE 2 - LINE OF CREDIT

In April 2006, our Chief Executive Officer provided us with a line of credit in the amount of $50,000, which bears interest at the rate of 8% per annum, until paid, which interest is due and payable on the 15th of each month. As of September 30, 2006, $23,924 had been loaned under the line of credit. As of November 16, 2006, $34,336 had been loaned under the line of credit, and $15,664 was available for us to borrow under the line of credit. As of November 16, 2006, all monthly interest payments remain unpaid by us and have been accrued. The line of credit is due and payable on December 31, 2006.

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

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF INTERNATIONAL TEST SYSTEMS, INC. ("ITS", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS,
PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2006.

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

                        COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

We  had  no  revenue  for  the  three  months ended September 30, 2006 and 2005.

We had total general and administrative expenses for the three months ended September 30, 2006 of $31,844, compared to total general and administrative expenses for the three months ended September 30, 2005 of $0. We had no general and administrative expenses for the three months ended September 30, 2005, because we had no sales or operations during that period. General and administrative expenses for the three months ended September 30, 2006 were mainly due to legal, accounting and filing expenses in connection with the preparation and review of our delinquent 10-QSB's and 10-KSB's and the financial statements contained therein by our legal counsel and auditors, which periodic reports have been completely updated with the Commission to date.

We had interest expense of $302 for the three months ended September 30, 2006, compared to interest expense of $0 for the three months ended September 30, 2005, which interest expense for the three months ended September 30, 2006, was in connection with interest on our Line of Credit with our Chief Executive Officer, Carey G. Birmingham, as described below under "Liquidity and Capital Resources."

We had a net loss of $32,146 for the three months ended September 30, 2006 compared to a net loss of $0 for the three months ended September 30, 2005. Our net loss increased for the current period compared to the prior years period due to the fact that while we had no sales for either period, our general and administrative expenses increased $31,844 from the prior period and our interest expense increased $302 from the prior period as described above.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

We  had  no  revenue  for  the  nine  months  ended September 30, 2006 and 2005.

We had total general and administrative expenses for the nine months ended September 30, 2006 of $58,224, compared to total general and administrative expenses for the nine months ended September 30, 2005 of $0. We had no general and administrative expenses for the nine months ended September 30, 2005, because we had no sales or operations during that period. General and administrative expenses for the nine months ended September 30, 2006 included $14,200 of share based compensation in connection with the issuance to our sole officer and director, Carey G. Birmingham of 1,420,000 warrants to purchase shares of our common stock at an exercise price of $0.05 per share during the nine months ended September 30, 2006, as well as $44,482 spent by us in connection with the 2006 Stock Purchase Agreement and related expenses in connection with our effort to bring our filings current with the Securities and Exchange Commission (the "Commission").

We had interest expense of $458 for the nine months ended September 30, 2006, compared to an interest expense of $0 for the nine months ended September 30, 2005, in connection with interest on our Line of Credit with our Chief Executive Officer, Carey G. Birmingham, as described below under "Liquidity and Capital Resources."

We had a net loss of $58,682 for the nine months ended September 30, 2006 compared to a net loss of $0 for the nine months ended September 30, 2005. Our net loss increased for the current period compared to the prior period due to the fact that while we had no sales for either period, our general and administrative expenses increased $58,244 and our interest expenses increased $458 from the prior period, due to expenses in connection with the 2006 Stock Purchase Agreement and our filings with the Commission, as well as the interest on our Line of Credit.

LIQUIDITY  AND  CAPITAL  RESOURCES.

We  had  total  assets  of  $0  as  of  September  30,  2006.

We had total liabilities as of September 30, 2006, consisting solely of current liabilities of $44,482, which included accrued expenses of $20,558 and line of credit from officer of $23,924, relating to amounts loaned to us under our Line of Credit (defined below) from our Chief Executive Officer and Director, Carey
G.  Birmingham.

We had negative working capital of $44,482 and a total retained deficit of $1,851,982 as of September 30, 2006.

We had net cash used in operating activities for the nine months ended September 30, 2006 of $23,924, which included $58,682 of net loss offset by $14,200 of share based compensation, which was due to the grant of 1,420,000 warrants to purchase shares of our common stock at $0.05 per share, which warrants were granted to our Chief Executive Officer and Director, Carey G. Birmingham, and $20,558 of increase in accrued liabilities due to our Line of Credit.

We had net cash used in financing activities for the nine months ended September 30, 2006 of $23,924, which was solely due to an increase in amounts borrowed under our Line of Credit.

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

Additionally, in April 2006, our Chief Executive Officer and Director Carey G. Birmingham provided us with a line of credit in the amount of $50,000 (the "Line of Credit"), which bears interest at the rate of 8% per annum, until paid, which interest is due and payable on the 15th of each month the Line of Credit is outstanding. As of November 16, 2006, approximately $34,336 had been borrowed under the Line of Credit, and $15,664 was available for us to borrow. As of November 15, 2006, all monthly interest payments remain unpaid by us and have been accrued. The Line of Credit bears interest at the rate of 8% per annum and is due and payable on December 31, 2006.

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

CRITICAL  ACCOUNTING  POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited financial statements for the three and nine months ended September 30, 2006, which are included herein, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivable, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.


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

OUR  AUDITOR  HAS RAISED DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We have generated nominal revenues since inception; and have not generated any revenues since October 2003, nor have we had any operations since October 2003. We had a retained deficit of $1,851,982 as of September 30, 2006 and a working capital deficit of $44,482 as of September 30, 2006. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

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

ITEM 3.   CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

          Previous to the end of the quarter covered by this report, our Chief Executive Officer and Principal Financial Officer had determined that our controls were not effective because we failed to allocate sufficient resources to our accounting of our results of operations to timely file our 2003, 2004 and 2005 annual and quarterly reports and 2006 quarterly reports up to and including our June 30, 2006, 10-QSB.

          In April 2006, our management changed, and our current Chief Executive Officer and Chief Financial Officer, Carey G. Birmingham, believes that moving forward, we will be able to timely file our periodic reports with the Commission, as our current management intends to allocate sufficient resources to timely file our periodic and current reports with the Commission. Additionally, as Mr. Birmingham has significant experience with the reporting obligations of publicly reporting companies, we believe that now that our reports are current with the Commission, we will be able to timely file all required reports on an ongoing basis.

     (b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not aware of any pending legal proceeding to which it is a party which is material to its business operations.

ITEM 2.  CHANGES IN SECURITIES

None.


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

                                           INTERNATIONAL TEST SYSTEMS, INC.

DATED: November 20, 2006               By: /s/ Carey G. Birmingham
                                              ------------------------
                                              Carey G. Birmingham
                                              Chief Executive Officer