Form 10KSB
period 2006-12-31
INTERNATIONAL TEST SYSTEMS INC
filed 2007-02-13
CIK 1070799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 333-88179

INTERNATIONAL TEST SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	74-29581956
(State or other jurisdiction of	(IRS Employer incorporation
identification No.)	or organization)

20022 Creek Farm, San Antonio, TX 78259
(Address of principal executive offices)

(210) 481-5177
(Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $.001 PAR VALUE PER SHARE

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ].

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

The issuer's revenues for the most recent fiscal year ended December 31, 2006 were $0.

There is currently no public market for the Registrant's common stock.

As of January 23, 2007 the issuer had 44,357,000 shares of common stock, $.001 par value per share outstanding ("Common Stock").

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format: Yes [ ] No [X]

INTERNATIONAL TEST SYSTEMS, INC.
FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2006
INDEX

Part I

PART I

ITEM 1. DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-KSB, INCLUDING STATEMENTS UNDER "ITEM 1. DESCRIPTION OF BUSINESS," AND "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS", CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF INTERNATIONAL TEST SYSTEMS, INC. ("ITS", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-KSB, UNLESS ANOTHER DATE IS STATED ARE TO DECEMBER 31, 2006.

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

We currently plan to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent that desires to employ our funds in its business. Our principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

During the next twelve (12) months we anticipate incurring costs related to:

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

Our officer and Director, Carey G. Birmingham, has had preliminary contact and discussions with representatives of other entities regarding a business combination with us, however, Mr. Birmingham has not entered into any definitive agreements or understandings to date. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

ITEM 2. DESCRIPTION OF PROPERTY

Since April 2006, offices have been located at 20022 Creek Farm, San Antonio, TX 78259, in office space provided to us free of charge by our sole officer and Director, Carey G. Birmingham. The office space at 20022 Creek Farm, San Antonio, Texas 78259, encompasses approximately 150 square feet of office space. Mr. Birmingham does not currently have any plans to stop providing us office space free of charge and we have no current plans to move our office space.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not aware of any pending legal proceeding to which it is a party which is material to its business operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

No established public trading market exists for our common stock. In the future, we hope to find a market maker who will be willing to take the required steps to have our securities quoted on the Over-The-Counter Bulletin Board. We have a total of 60,000,000 shares of stock authorized, of which 50,000,000 are shares of common stock, $0.001 par value and 10,000,000 are shares of preferred stock, $0.001 par value. As of January 23, 2007, there were 44,357,000 shares of common stock issued and outstanding which shares were held by approximately 52 holders of record, and no shares of preferred stock issued and outstanding as of January 23, 2007. We have no outstanding shares of preferred stock as of the filing of this report.

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

Warrants

As of January 23, 2007, we had 1,420,000 shares of common stock subject to outstanding warrants to purchase shares of our common stock at an exercise price of $0.05 per share, which warrants were originally granted to our Chief Executive Officer, Carey Birmingham in connection with the 2006 Stock Purchase Agreement and with his agreeing to be responsible for the expenses associated with bringing us current in our filings, as described below. The warrants vested immediately and are exercisable for shares of our common stock at any time prior to April 28, 2015. Mr. Birmingham subsequently transferred an aggregate of 677,500 of those warrants to the fourteen (14) individuals who had provided Mr. Birmingham $92,500 in loans in connection with the 2006 Stock Purchase Agreement, 107,500 warrants to BFP, and 100,000 warrants to our legal counsel, David M. Loev, in consideration for performing legal services for us in connection with us fulfilling our past reporting obligations.

 Dividend Policy

The Company has never paid a cash dividend on its Common Stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend.

Sales of Equity Securities:

Securities Issued During The Three Months Ended December 31, 2006:

In December 2006, Mr. Birmingham was issued 22,000,000 restricted shares of our common stock in consideration for services rendered to us. Mr. Birmingham subsequently transferred 500,000 of those shares to BFP Texas, Ltd., an entity which he controls. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 for the above restricted share issuance, since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions.

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

Our officer and Director, Carey G. Birmingham, has had preliminary contact and discussions with representatives of other entities regarding a business combination with us, however, Mr. Birmingham has not entered into any definitive agreements or understandings to date. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

YEAR ENDED DECEMBER 31, 2006, COMPARED TO THE YEAR ENDED DECEMBER 31, 2005

We had no revenue for the year ended December 31, 2006 and 2005.

We had total general and administrative expenses for the year ended December 31, 2006 of $284,300, compared to total general and administrative expenses for the year ended December 31, 2005 of $0. We had no general and administrative expenses for the year ended December 31, 2005, because we had no sales or operations during that period. General and administrative expenses for the year ended December 31, 2006 included $234,200 of share based compensation in connection with the issuance to our sole officer and director, Carey G. Birmingham of 1,420,000 warrants to purchase shares of our common stock at an exercise price of $0.05 per share and the issuance of 22,000,000 shares of our common stock for services to Mr. Birmingham during the year ended December 31, 2006, as well as approximately $50,100 spent by us in connection with the 2006 Stock Purchase Agreement and related expenses in connection with our effort to bring our filings current with the Securities and Exchange Commission (the "Commission"), including auditing fees, legal fees and filing fees for our previously deficient filings and our Form 10-QSB for the three months ended September 30, 2006.

We had interest expense of $1,124 for the year ended December 31, 2006, compared to interest expense of $0 for the year ended December 31, 2005, which interest expense for the year ended December 31, 2006, was in connection with interest on our Line of Credit with our Chief Executive Officer, Carey G. Birmingham, as described below under "Liquidity and Capital Resources."

We had a net loss of $285,424 for the year ended December 31, 2006 compared to a net loss of $0 for the year ended December 31, 2005. Our net loss increased for the current period compared to the prior period due to the fact that while we had no sales for either period, our general and administrative expenses increased $284,300 from the prior period and our interest expense increased $1,124 from the prior period as described above.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $0 as of December 31, 2006.

We had total liabilities as of December 31, 2006, consisting solely of current liabilities of $51,224, which included accrued expenses of $9,124 and line of credit from officer of $42,100, relating to amounts loaned to us under our Line of Credit (defined below) from our Chief Executive Officer and Director, Carey G. Birmingham.

We had negative working capital of $51,224 and a total accumulated deficit of $2,078,724 as of December 31, 2006.

We had net cash used in operating activities for the year ended December 31, 2006 of $42,100, which included $285,424 of net loss offset by $234,200 of share based compensation, which was due to the grant of 1,420,000 warrants to purchase shares of our common stock at $0.05 per share, which warrants were granted to our Chief Executive Officer and Director, Carey G. Birmingham and the issuance of 22,000,000 shares of our common stock for services to Mr. Birmingham, and $9,124 of increase in accrued liabilities due to our Line of Credit (defined and described below).

We had net cash used in financing activities for the nine months ended December 31, 2006 of $42,100, which was solely due to an increase in amounts borrowed under our Line of Credit.

Pursuant to the Stock Purchase Agreement, entered into between BFP and Promota in April 2006, it was agreed that our Chief Executive Officer, Carey G. Birmingham, through BFP, an entity, which Mr. Birmingham controls, would be responsible for the expenses associated with filing our past due filings and with bringing us current in our filings. It was also agreed that BFP and/or Mr. Birmingham would be reimbursed for any expenses incurred by them in connection making our reporting obligations current.

Additionally, in April 2006, our Chief Executive Officer and Director Carey G. Birmingham provided us with a line of credit in the amount of $50,000 (the "Line of Credit"), which bears interest at the rate of 8% per annum, until paid, which interest is due and payable on the 15th of each month the Line of Credit is outstanding. The Line of Credit was originally due and payable (along with any accrued and unpaid interest) on December 31, 2006, but was subsequently extended to December 31, 2007 and increased from $50,000 to $75,000 by Mr. Birmingham. As of January 21, 2007, approximately $51,752 had been loaned under the Line of Credit and approximately $23,248 was available for us to borrow. As of February 5, 2007, all monthly interest payments remain unpaid by us and have been accrued.

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

We do not currently have any commitments from our officer and Director, other than the $75,000 Line of Credit provided to the Company by its Chief Executive Officer and Director, Carey Birmingham.

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

OUR AUDITOR HAS RAISED DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We have generated nominal revenues since inception; and have not generated any revenues since October 2003, nor have we had any operations since October 2003. We had a total accumulated deficit of $2,078,724 as of December 31, 2006 and a working capital deficit of $51,224 as of December 31, 2006. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE AN ACQUISITION.

The Securities Exchange Act of 1934 (the "Exchange Act") requires reporting companies subject thereto, such as us, to provide certain information on Form 8-K about significant acquisitions including audited financial statements for the company acquired and a detailed description of the business operations and risks associated with such company's operations. The time and additional costs that may be incurred by some target companies to prepare such financial statements and descriptive information may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Additionally, acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

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

OUR SOLE OFFICER AND DIRECTOR, CAREY BIRMINGHAM HOLDS A MAJORITY OF OUR OUTSTANDING SHARES OF COMMON STOCK.

Our sole officer and Director, Carey Birmingham currently owns or controls approximately 94.5% of all the issued and outstanding capital stock of the Company. Consequently, he controls the operations of the Company and, acting together, will have the ability to control substantially all matters submitted to stockholders for approval, including:

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
San Antonio, Texas

We have audited the accompanying consolidated balance sheet of International Test Systems, Inc., as of December 31, 2006 and the related consolidated statements of expenses, stockholders’ deficit, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of ITS’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Test Systems, Inc. as of December 31, 2006 and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that ITS will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, ITS has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

February 1, 2007

INTERNATIONAL TEST SYSTEMS, INC.
CONSOLIDATED BALANCE SHEET
As of December 31, 2006

ASSETS	$-
================

LIABILITIES
Current Liabilities
Accrued expenses	$9,124
Line of credit from officer	42,100
----------------------------
Total Current Liabilities	51,224
----------------------------

Commitments

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par, 10,000,000 shares
authorized, none issued and outstanding	-
Common stock, $0.001 par, 50,000,000 shares
authorized, 44,357,000 shares outstanding	44,357
Additional paid-in capital	1,983,143
Accumulated deficit	(2,078,724)
----------------------------
Total Stockholders’ Deficit	(51,224)
----------------------------
Total Liabilities and Stockholders’ Deficit	$-
================

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERNATIONAL TEST SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006 and 2005

	2006	2005
	-------------------------------	-------------------------------

General & administrative	$284,300	$-
	-------------------------------	-------------------------------
Loss From Operations	(284,300)	-

Interest expense	(1,124)	-
	-------------------------------	-------------------------------
Net loss	$(285,424)	$-
	==================	==================

Basic and diluted net loss per common share	$(0.01)	$(0.00)
Weighted average common shares outstanding	22,417,274	22,357,000

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERNATIONAL TEST SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2006 and 2005

Additional			Additional
	Common Stock		Paid -in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
	-----------------------	-----------------------	------------------------	-----------------------	-----------------------

Balances, December 31, 2004	22,357,000	$22,357	$1,770,943	$(1,793,300)	$-

Net loss	-	-	-	-	-
	-------------------------	-------------------------	------------------------	------------------------	------------------------
Balances, December 31, 2005	22,357,000	22,357	1,770,943	(1,793,300)	-

Warrants issued for services	-	-	14,200		14,200

Common shares issued for
services	22,000,000	22,000	198,000	-	220,000

Net loss	-	-	-	(285,424)	(285,424)
	-------------------------	-------------------------	------------------------	------------------------	------------------------
Balances, December 31, 2006	44,357,000	$44,357	$1,983,143	$(2,078,724)	$(51,224)
	==============	==============	==============	==============	==============

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERNATIONAL TEST SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006 and 2005
	2006	2005
	-------------------------	--------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(285,424)	$-
Adjustments to reconcile net loss
to cash used in operating activities:
Share-based compensation	234,200	-
Changes in accrued expenses	9,124	-
	--------------------------	--------------------------
NET CASH USED IN OPERATING ACTIVITIES	(42,100)	-
	--------------------------	--------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in line of credit from officer	42,100	-
	-------------------------	--------------------------
NET CASH USED IN FINANCING ACTIVITIES	42,100	-
	-------------------------	--------------------------
NET CHANGE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-
	-------------------------	--------------------------
CASH AT END OF PERIOD	$-	$-
	===============	================
SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	-	-

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERNATIONAL TEST SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. International Test Systems, Inc. (“ITS”) was originally formed in Texas on September 20, 1996 to manufacture, market, sell and distribute a family of hardware and software products used to test and troubleshoot components on printed circuit boards. This Texas corporation was dissolved in Texas in September 1999 and separately incorporated in Delaware with substantially identical ownership on September 20, 1999.

ITS received commissions from the sale of equipment assembled by a sister company, Pensar, that is used for testing printed circuit boards used in personal computers until May 2002. In May 2002, ITS purchased all the assets and operations of Pensar. See Note 10.

Principles of consolidation. The consolidated financial statements include the accounts of ITS and its subsidiary, Pensar Technologies, LLC (“Pensar”). All significant intercompany transactions and balances have been eliminated.

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

Stock-Based Compensation. Effective January 1, 2006, ITS began recording compensation expense associated with stock options, warrants and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, ITS had accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. ITS adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, have not retroactively adjusted results from prior periods.

Basic and diluted earnings per share. Basic earnings per share equals net earnings divided by weighted average shares outstanding during the year. Diluted earnings per share include the impact of common stock equivalents using the treasury stock method when the effect is dilutive. There were no common stock equivalents during 2006 or 2005.

Recently issued accounting pronouncements. ITS does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on ITS results of operations, financial position or cash flows.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, ITS has incurred recurring net losses. These conditions create an uncertainty as to ITS’s ability to continue as a going concern. Management is trying to raise additional capital through sales of its common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if ITS is unable to continue as a going concern.

NOTE 3 - LINE OF CREDIT

In April 2006, our Chief Executive Officer provided us with a line of credit of $50,000, which bears interest at the rate of 8% per annum until paid, which interest is due and payable on the 15th of each month. As of December 31, 2006, approximately $42,100 had been loaned under the line of credit, and $7,900 was available for us to borrow. As of December 31, 2006, all monthly interest payments remain unpaid by us and have been accrued. The line of credit is due and payable on December 31, 2006.

On December 31, 2006, our Chief Executive Officer extended the maturity date on the line of credit to December 31, 2007 and increased the maximum amount the company could borrow on that line of credit to $75,000, while maintaining all other terms of the line. As of January 21, 2007, approximately $51,752 had been loaned under the line of credit and approximately $23,248 was available for us to borrow.

NOTE 4 - EQUITY

In April 2006, the former president and director of ITS, Carey G. Birmingham, acquired control of ITS by means of purchasing all of the outstanding stock then owned by Promota International, Inc. as a result of the stock purchase agreement described in Note 6. This April 2006 transaction left Promota with 0 shares of ITS’s stock. Simultaneous with the acquisition of Promota’s shares by Mr. Birmingham, all the directors and officers of ITS resigned from ITS and its board of directors, and, at the same time, Mr. Birmingham was appointed President, CEO and sole director of ITS.

On December 31, 2006 the Board of Directors authorized the issuance of 22,000,000 shares of our common stock to Carey G. Birmingham, our president and CEO in recognition of his services. These shares were valued for a total of $220,000 which was recognized as compensation expense.

NOTE 5 - WARRANTS

In April 2006, ITS issued 1,420,000 warrants to our Chief Executive Officer for services rendered. These warrants have an exercise price of $0.05 per share and a term of five years. Share-based compensation of $14,200 was recorded for the fair value determined using the Black-Scholes pricing model. Variables used in the Black-Scholes pricing model include (1) 4.8% risk-free interest rate, (2) expected warrant life is the actual remaining life of the warrants, (3) expected volatility of 203%, and (4) zero expected dividends.

Summary information regarding warrants is as follows:

Weighted
Average
Exercise
	Warrants	Price
	------------------------------	----------------------------
Outstanding at December 31, 2004	-	$-

Granted	-	-
Expired	-	-
	------------------------------	----------------------------
Outstanding at December 31, 2005	-	-

Granted	1,420,000	0.05
Expired	-	-
	------------------------------	----------------------------
Outstanding at December 31, 2006	1,420,000	$0.05
	=================	================

All warrants outstanding as of December 31, 2006 are exercisable.

NOTE 6 - INCOME TAXES

Due to the changes in control of ITS in October 2003 and in April 2006, the net operating loss is limited under Section 382 of the Internal Revenue Code. From April 6, 2006 to December 31, 2006, the tax loss for ITS was about $20,000. The net deferred tax asset generated by the loss carry-forward has been fully reserved.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our controls were not effective because we failed to allocate sufficient resources to our accounting functions which resulted in our auditors proposing several adjustments, primarily related to share-based compensation.

Previous to the quarter ended September 30, 2006, our Chief Executive Officer and Principal Financial Officer had determined that our controls were not effective because we failed  to timely file our 2003, 2004 and 2005 annual and quarterly reports and 2006 quarterly reports up to and including our June 30, 2006, Form 10-QSB.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

The Directors and Officers of the Company as of February 5, 2007, are as follows:

Name	Age	Position	Since

Carey G. Birmingham	51	Executive Vice President & Director	April 2006

Carey G. Birmingham

Carey G. Birmingham has served as our President, Chief Executive Officer and as a Director since April 2006. Additionally, from September 1999 through September 2003, Mr. Birmingham served as President, Executive Vice President and Director of the Company. He originally resigned as a Director of the Company in September 2003 and resigned as Executive Vice President in April 2004, prior to being reappointed as the Company's sole officer and Director in April 2006. Mr. Birmingham served as President of Baseline Oil & Gas Corp. [BOGA:OTCBB] ("Baseline") from January 2004 to November 2006. Between January 2004 and February 2006, Mr. Birmingham served as a Director of Baseline.

Changes In Officers And Directors During the Year Ended December 31, 2006:

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

ITEM 10. EXECUTIVE COMPENSATION

			Other
			Annual		Restricted	Total
Name& Principal			Compen-	Options	Stock	Compen-
Position	Year	Salary ($ )	sation	SARs	Awards	sation

Carey Birmingham(1)	2006	$-0-	$-0-	$14,200(3)	$$220,000 (4)	$234,200
President,	--
Chief Executive	2004	$11,408	$-0-	$-0-	$-0-	$11,408
Officer, Secretary,
Treasurer and
Director

Michael Dramytinos(2)	2005	$-0-	$-0-	$-0-	$-0-	$-0-
President	2004	$-0-	$-0-	$-0-	$-0-	$-0-
	2003	$-0-	$-0-	$-0-	$-0-	$-0-

Salaries above do not include perquisites and other personal benefits in amounts which in aggregate total less than $10,000 of the total annual salary and other compensation.

Other than Mr. Birmingham, no executive employee has received more than $100,000 in total compensation since our inception.

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

(3) Includes 1,420,000 warrants to purchase shares of our common stock at an exercise price of $0.05 per share, which warrants were issued to Mr. Birmingham in April 2006, in consideration for services rendered, which warrants were valued at $14,200 or $0.01 per share based on the Black-Scholes pricing model, and which expire if unexercised on April 28, 2015.

(4) Represents the value of 22,000,000 shares of common stock issued to Mr. Birmingham on December 31, 2006, in consideration for services to the Company, which shares were valued at $220,000 or $0.01 per share.

Outstanding Options Held By Our Executive Employees:

	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised
	Options	Options	Unearned	Options
	(#)	(#)	Option	Expiration
Name	Exercisable	Unexercisable	(#)	Date

Carey G. Birmingham	857,500(1)	875,000(1)	$0.05	April 28, 2015

(1)  This number includes 750,000 warrants to purchase shares of common stock held in Mr. Birmingham's name and 107,500 warrants to purchase shares of common stock held by BFP Texas, Ltd (“BFP”). Mr. Birmingham is the beneficial owner of BFP and as such, the beneficial ownership of Mr. Birmingham's warrants to purchase shares of common stock includes those warrants owned by BFP.

COMPENSATION DISCUSSION AND ANALYSIS

Director Compensation

No non-executive members of our Board of Directors currently receive any compensation for any services performed in their capacity as a Director of the Company, however, the Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors, consisting solely of Carey G. Birmingham (our sole executive officer for the year ended December 31, 2006, determines the compensation given to our executive officers in their sole determination. Our executive compensation program is designed to attract and retain talented executives to meet our short-term and long-term business objectives. In doing so, we attempt to align our executives’ interests with the interests of our shareholders by providing an adequate compensation package to such executives. This compensation package currently consists solely of warrants to purchase shares of our common stock and restricted stock awards.

Compensation Philosophy

The Company’s compensation philosophy is as follows:

•
The Company believes that compensation is an integral component of its overall business and human resource strategies. As such, the Company’s compensation plans moving forward will strive to promote the hiring and retention of personnel necessary to execute the Company’s business strategies and achieve its business objectives.

•
The Company’s compensation plans moving forward will be strategy-focused, competitive, and recognize and reward individual and group contributions and results. The Company’s compensation plans will strive to promote an alignment of the interests of employees with the interests of the shareholders by having a portion of compensation based on financial results and actions that will generate future shareholder value.

•
In order to reward financial performance over time, the Company’s compensation programs generally may consist of: base compensation, and may also consist of short-term variable incentives and long-term variable incentives, including the granting of warrants and/or restricted stock awards as appropriate.

•	The Company’s compensation plans will be administered consistently and fairly to promote equal opportunities for the Company’s officers and employees (if any).

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of January 23, 2007, with respect to the beneficial ownership of the Common Stock by (i) each director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of the Common Stock:

		Warrants		Percentage of
	Common Stock	Beneficially	Total Voting	Total Voting
Name and Address	Beneficially Owned	Owned	Shares	Shares(1)

Carey Birmingham	41,887,283(2)	857,500(3)	42,744,783	94.5%
20022 Creek Farm
San Antonio, TX
78259

All officers and
Directors as a Group
(1 Person)	41,887,283 (2)	857,500(3)	42,744,783	94.5%

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

(1) Using 45,214,500 shares of common stock issued and outstanding assuming the exercise of all of the warrants beneficially owned by Mr. Birmingham.

(2) This number includes 41,387,283 shares of common stock held in Mr. Birmingham's name and 969,783 shares of common stock held by BFP Texas, Ltd. ("BFP"). Mr. Birmingham is the beneficial owner of BFP and as such, the beneficial ownership of Mr. Birmingham's shares of common stock includes those shares owned by BFP.

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

Additionally, in April 2006, Mr. Birmingham provided us with a line of credit in the amount of $50,000 (the "Line of Credit"), which bears interest at the rate of 8% per annum, until paid, which interest is due and payable on the 15th of each month the Line of Credit is outstanding. The Line of Credit was originally due and payable (along with any accrued and unpaid interest) on December 31, 2006, but was subsequently extended to December 31, 2007 and increased from $50,000 to $75,000 by Mr. Birmingham. As of January 21, 2007, approximately $51,752 had been loaned under the Line of Credit and approximately $23,248 was available for us to borrow. As of the date of this filing, all monthly interest payments remain unpaid by us and have been accrued.

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

In December 2006, Mr. Birmingham was issued 22,000,000 restricted shares of our common stock in consideration for services rendered to us. Mr. Birmingham subsequently transferred 500,000 of the 22,000,000 shares to BFP Texas, Ltd., an entity controlled by Mr. Birmingham.

ITEM 13. EXHIBITS.

3.1 (1)	Certificate of Incorporation of Registrant

3.2 (1)	By-laws of Registrant

3.3 (2)	Certificate of Amendment to Certificate of Incorporation

3.4(3)	Certificate of Renewal and Revival of Charter

10.1(4)	Stock Exchange Agreement dated September 20, 1999 among certain shareholders of International Test Systems, Inc., a Texas corporation and International Test Systems, Inc., a Delaware corporation.

10.2(5)	Asset Purchase Agreement between International Test Systems, Inc. and Pensar Technologies, LLC

10.3(3)	Stock Purchase Agreement by and between BFP Texas, Ltd. and Promota International, Inc.

10.4(3)	Increased Master Revolving Credit Note with Carey G. Birmingham

10.5*	Increased Master Revolving Credit Note with Carey G. Birmingham

31*	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed by our principal independent auditors, Malone & Bailey, PC for the fiscal 2006 and 2005 for professional services rendered in connection with the audit of our annual financial statements and the review of our unaudited interim financial statements was approximately $5,000 and $4,050, respectively.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL TEST SYSTEMS, INC.

DATED: February 13, 2007

By: /s/ Carey G. Birmingham
Carey G. Birmingham
Chief Executive Officer, Secretary,
Treasurer and Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Carey G. Birmingham	Chief Executive Officer,	February 13, 2007
Carey G. Birmingham	Principal Accounting Officer,
Secretary, Treasurer and Director