Form 10QSB
period 2007-03-31
INTERNATIONAL TEST SYSTEMS INC
filed 2007-05-14
CIK 1070799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number 333-88179

INTERNATIONAL TEST SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	74-2958195
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

20022 Creek Farm, San Antonio, TX 78259
(Address of principal executive offices)

(210) 481-5177
(Registrant's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of May 8, 2007, 44,357,000 shares of Common Stock of the issuer were outstanding ("Common Stock").

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ].

Traditional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TEST SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006

ASSETS	$-	$-

LIABILITIES

Current Liabilities
Accrued expenses	$6,675	$9,124
Line of credit from officer	53,211	42,100
Total Current Liabilities	59,886	51,224

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par, 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par, 50,000,000 shares
authorized, 44,357,000 shares outstanding	44,357	44,357
Additional paid-in capital	1,983,143	1,983,142
Accumulated deficit	(2,087,386)	(2,078,724)
Total Stockholders’ Deficit	(59,886)	(51,224)
Total Liabilities and Stockholders’ Deficit	$-	$-

INTERNATIONAL TEST SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	Three Months
	Ended March 31,
	2007	2006

Revenue	$-	$-

Selling expenses
General and administrative	7,671	-
Loss from operations	(7,671)	-

Interest expense to officer	(991)	-
Net loss	$(8,662)	$-

Basic and diluted net loss
per common share	$(0.00)	$(0.00)
Weighted average common
shares outstanding	44,357,000	22,357,000

INTERNATIONAL TEST SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,662)	$-
Adjustments to reconcile net loss
to cash from operating activities:
Changes in:
Accounts payable	(2,449)	-
NET CASH USED IN OPERATING ACTIVITIES	(11,111)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to related parties	11,111	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,111	-

NET CHANGE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$-	$-

INTERNATIONAL TEST SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of International Test Systems, Inc., a Delaware corporation (“ITS”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in ITS’ 2006 Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2006 as reported in Form 10-KSB, have been omitted.

NOTE 2 - LINE OF CREDIT

In April 2006, our Chief Executive Officer provided us with a line of credit in the amount of $50,000, which bears interest at the rate of 8% per annum, until paid, which interest is due and payable on the 15th of each month. On December 31, 2006, our Chief Executive Officer extended the maturity date on the line of credit to December 31, 2007 and increased the maximum amount the company could borrow on that line of credit to $75,000, while maintaining all other terms of the line. As of March 31, 2007, $53,211 had been loaned under the line of credit and $21,789 was available for us to borrow. As of March 31, 2007, all monthly interest payments remain unpaid by us and have been accrued. During April 2007, we borrowed an additional $1,730 on the line of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF INTERNATIONAL TEST SYSTEMS, INC. ("ITS", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2007.

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

On December 31, 2006 the Board of Directors authorized the issuance of 22,000,000 shares of our common stock to Carey G. Birmingham, our president and Chief Executive Officer in consideration for services rendered to the Company.

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

COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED MARCH 31, 2007, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

We had no revenue for the three months ended March 31, 2007 and 2006.

We had total general and administrative expenses for the three months ended March 31, 2007 of $7,671, compared to total general and administrative expenses for the three months ended March 31, 2006 of $0. We had no general and administrative expenses for the three months ended March 31, 2006, because we had no sales or operations during that period. General and administrative expenses for the three months ended March 31, 2007 mainly represented accounting and auditing fees, legal fees and filing fees in connection with the preparation of and filing of our Form 10-KSB for the year ended December 31, 2006.

We had interest expense of $991 for the three months ended March 31, 2007, compared to interest expense of $0 for the three months ended March 31, 2006, which interest expense for the three months ended March 31, 2007, was in connection with interest on our Line of Credit with our Chief Executive Officer, Carey G. Birmingham, as described below under "Liquidity and Capital Resources."

We had a net loss of $8,662 for the three months ended March 31, 2007 compared to a net loss of $0 for the three months ended March 31, 2006. Our net loss increased for the current period compared to the prior period due to the fact that while we had no sales for either period, we had no expenses for the prior period, whereas we had $8,662 of expenses during the three month period ending March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $0 as of March 31, 2007.

We had total liabilities as of March 31, 2007 of $59,886 which consisted solely of current liabilities including accrued expenses of $6,675 and line of credit from officer of $53,211, relating to amounts loaned to us under our Line of Credit (defined below) from our Chief Executive Officer and Director, Carey G. Birmingham.

We had negative working capital of $59,886 and a total accumulated deficit of $2,087,386 as of March 31, 2007.

We had net cash used in operating activities for the three months ended March 31, 2007 of $11,111, which included $8,662 of net loss and $2,449 of accounts payable.

We had net cash used in financing activities for the three months ended March 31, 2007 of $11,111, which was solely due to an increase in amounts borrowed under our Line of Credit.

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

Additionally, in April 2006, our Chief Executive Officer and Director Carey G. Birmingham provided us with a line of credit in the amount of $50,000 (the "Line of Credit"), which bears interest at the rate of 8% per annum, until paid, which interest is due and payable on the 15th of each month the Line of Credit is outstanding. The Line of Credit was originally due and payable (along with any accrued and unpaid interest) on March 31, 2007, but was subsequently extended to December 31, 2007 and increased from $50,000 to $75,000 by Mr. Birmingham. As of May 8, 2007, $54,941 had been loaned under the Line of Credit and $20,059 was available for us to borrow. As of May 8, 2007, all monthly interest payments remain unpaid by us and have been accrued.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited financial statements for the three months ended March 31, 2007, which are included herein, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivable, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

OUR AUDITOR HAS RAISED DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We have generated nominal revenues since inception; and have not generated any revenues since October 2003, nor have we had any operations since October 2003. We had a retained deficit of $2,087,386 as of March 31, 2007 and a working capital deficit of $59,886 as of March 31, 2007. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

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

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

3.1 (1)	Certificate of Incorporation of Registrant

3.2 (1)	By-laws of Registrant

3.3 (2)	Certificate of Amendment to Certificate of Incorporation

3.4 (5)	Certificate of Renewal and Revival of Charter

10.1 (3)	Stock Exchange Agreement dated September 20, 1999 among certain shareholders of International Test Systems, Inc., a Texas corporation and International Test Systems, Inc., a Delaware corporation.

10.2 (4)	Asset Purchase Agreement between International Test Systems, Inc. and Pensar Technologies, LLC

10.3 (5)	Stock Purchase Agreement by and between BFP Texas, Ltd. and Promota International, Inc.

10.4 (5)	Promissory Note with Carey G. Birmingham

10.5 (5)	Master Revolving Line of Credit with Carey G. Birmingham

10.6 (5)	Master Revolving Line of Credit with BFP Texas, Ltd.

31*	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(5) Filed as exhibits to our Report on Form 10-KSB for the period ended December 31, 2003, which was filed with the Commission on August 2, 2006 and incorporated by reference herein.

(b) REPORTS ON FORM 8-K

We filed no reports on Form 8-K during the period covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL TEST SYSTEMS, INC.

DATED: May 11, 2007	By: /s/ Carey G. Birmingham
Carey G. Birmingham
Chief Executive Officer