Form 10QSB
period 2007-06-30
INTERNATIONAL TEST SYSTEMS INC
filed 2007-08-02
CIK 1070799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

(210) 481-5177
(Registrant's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of August 1, 2007, 44,357,000 shares of Common Stock of the issuer were outstanding ("Common Stock").

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ].

Traditional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TEST SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006

ASSETS	$-	$-

LIABILITIES

Current Liabilities
Accrued expenses	$4,234	$9,124
Line of credit from officer	63,460	42,100

Total Current Liabilities	67,694	51,224

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par, 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par, 50,000,000 shares
authorized, 44,357,000 shares outstanding	44,357	44,357
Additional paid-in capital	1,983,143	1,983,142
Accumulated deficit	(2,095,194)	(2,078,724)

Total Stockholders’ Deficit	(67,694)	(51,224)

Total Liabilities and Stockholders’ Deficit	$-	$-

INTERNATIONAL TEST SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Revenue	$-	$-	$-	$-

Selling expenses
General and administrative	5,689	26,380	13,360	26,380

Loss from operations	(5,689)	(26,380)	(13,360)	(26,380)

Interest expense to officer	(2,119)	(156)	(3,110)	(156)

Net loss	$(7,808)	$(26,536)	$(16,470)	$(26,536)

Basic and diluted net loss
per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common
shares outstanding	44,357,000	22,357,000	44,357,000	22,357,000

 INTERNATIONAL TEST SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,470)	$(26,536)
Adjustments to reconcile net loss
to cash from operating activities:
Share-based compensation	-	14,200
Changes in:
Accounts payable	(4,890)	156

NET CASH USED IN OPERATING ACTIVITIES	(21,360)	(12,180)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to related parties	21,360	12,180

NET CASH PROVIDED BY FINANCING ACTIVITIES	21,360	12,180

NET CHANGE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

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

NOTE 2 – LINE OF CREDIT

In April 2006, our Chief Executive Officer provided us with a line of credit in the amount of $50,000, which bears interest at the rate of 8% per annum, until paid, which interest is due and payable on the 15th of each month.  On December 31, 2006, our Chief Executive Officer extended the maturity date on the line of credit to December 31, 2007 and increased the maximum amount the company could borrow on that line of credit to $75,000, while maintaining all other terms of the line.  As of June 30, 2007, $63,460 had been loaned under the line of credit and $11,540 was available for us to borrow.  As of June 30, 2007, all monthly interest payments remain unpaid by us and have been accrued.

NOTE 3 – WARRANTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF INTERNATIONAL TEST SYSTEMS, INC. ("ITS", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2007.

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

As part of the Stock Purchase Agreement with Promota, all of our assets except for cash, as well as all of our liabilities were transferred to Carey G. Birmingham, our current President, who also served as our President from the date we were incorporated until the Stock Purchase Agreement in October 2003, when he resigned as President and Director. Mr. Birmingham was subsequently re-appointed as our President, Chief Executive Officer, Secretary, Treasurer and as a Director in April 2006, in connection with his entry into the "Stock Purchase Agreement," described below.

Since approximately October 2003, we effectively ceased all of our business operations and have not generated any revenues since that time.

In April 2006, Promota sold all 20,476,000 shares which it held, representing approximately 92% of our then outstanding common stock, in a private transaction to Carey G. Birmingham and BFP Texas, Ltd., a Texas Limited Partnership which is controlled by Carey G. Birmingham, our Chief Executive Officer and Director ("BFP"), as well as a small group of individuals for $217,000 in cash, pursuant to a Stock Purchase Agreement (the "2006 Stock Purchase Agreement") dated January 9, 2006. Additionally, pursuant to the 2006 Stock Purchase Agreement, it was agreed that Mr. Birmingham would transfer 60,000 of the shares which he received in connection with the 2006 Stock Purchase Agreement, to Cherrytree Investments, LLC, a company controlled by Warren Kirshenbaum, our Director up until the date of the 2006 Stock Purchase Agreement.

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

Pursuant to the 2006 Stock Purchase Agreement, it was agreed that Mr. Birmingham, through BFP Texas, Ltd. ("BFP"), an entity, which Mr. Birmingham controls, would be responsible for the expenses associated with filing our past due filings and with bringing us current in our filings. It was agreed pursuant to the 2006 Stock Purchase Agreement, that any expenses incurred by BFP or Mr. Birmingham in connection with making our reporting obligations current would be evidenced by a Promissory Note.

On April 7, 2006, subsequent to the purchase of Promota's shares by Carey G. Birmingham, Messrs. Michael Dramytimos, Christos Mouroutis and Warren A. Kirshenbaum resigned as officers and directors of our company and Mr. Birmingham was appointed as President, Chief Executive Officer, Treasurer, Secretary and sole Director.

On December 31, 2006, the Board of Directors authorized the issuance of 22,000,000 shares of our common stock to Carey G. Birmingham, our president and Chief Executive Officer in consideration for services rendered to the Company.

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

CURRENT STATUS AS A BLANK CHECK SHELL COMPANY

Since approximately October 2003, after we affected the Stock Purchase Agreement with Promota, we have been classified as a "shell company". Rule 12b-2 of the Securities and Exchange Act of 1934, as amended (the "Securities Act") defines "shell company," as a company (other than an asset-backed issuer), which has "no operations; and either no or nominal assets; assets consisting of solely cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets." Additionally, since approximately October 2003, our operations have been classified as a "blank check" company, which is defined as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

The analysis of new business opportunities has and will be undertaken by or under the supervision of Carey G. Birmingham, our sole officer and Director. As of the date of this filing, we have not entered into any definitive agreement with any party, we have however had specific discussions with various parties regarding potential business combination candidates and business opportunities for us; however, as stated above, we have not entered into any definitive agreements regarding such discussions to date. In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

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

In October 2003, as part of the Stock Purchase Agreement between our Company and Promota International, Inc. all intellectual property was transferred to Carey G. Birmingham, in consideration for his assumption and release of all of our liabilities. As a result of such transfer in October 2003, we ceased to own any intellectual property and have not owned any intellectual property from October 2003 until the date of this filing. Additionally, we do not anticipate owning any intellectual property until such time as we affect a business combination, if at all.

RESEARCH AND DEVELOPMENT

We did not spend any funds on research and development during fiscal 2005, 2006, or 2007 to date. We do not anticipate spending any amounts on research and development until such time as we affect a business combination, if at all.

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

COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED JUNE 30, 2007, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006

We had no revenue for the three months ended June 30, 2007 and 2006.

We had total general and administrative expenses for the three months ended June 30, 2007 of $5,689, compared to total general and administrative expenses for the three months ended June 30, 2006 of $26,380, a decrease of $20,691 or 78.4% from the prior period. Our general and administrative expenses were higher during the three months ended June 30, 2006, compared to the three months ended June 30, 2007, due to one time accounting and auditing fees, legal fees and filing fees in connection with the preparation of and filing of our quarterly and annual reports for the period from December 31, 2003 to June 30, 2006, which filings we were deficient in filing with the Commission and $14,200 of share based compensation in connection with the issuance to our sole officer and director, Carey G. Birmingham of 1,420,000 warrants to purchase shares of our common stock at an exercise price of $0.05 per share during the three months ended June 30, 2006.

We had interest expense of $2,119 for the three months ended June 30, 2007, compared to interest expense of $156 for the three months ended June 30, 2006, an increase in interest expense of $1,963 from the prior period.  The increase the interest expense for the three months ended June 30, 2007, compared to the three months ended June 30, 2006 was in connection with interest on our Line of Credit with our Chief Executive Officer, Carey G. Birmingham, as described below under "Liquidity and Capital Resources,” which had only been outstanding for one month out of the three months ended June 30, 2006, and had an outstanding balance of only $12,180 as of June 30, 2006, and had therefore only accrued a small amount of interest during such three month period ended June 30, 2006, but had a much higher balance as of June 30, 2007, $63,460 and had been outstanding (and accruing interest) during the entire three months ended June 30, 2007, which caused the increase in interest expense for the current period compared to the prior period.

We had a net loss of $7,808 for the three months ended June 30, 2007 compared to a net loss of $26,536 for the three months ended June 30, 2006, a decrease in net loss of $18,728 or 70.6% from the prior period. Our net loss decreased for the current period compared to the prior period due to the fact that we had certain one-time expenses during the three months ended June 30, 2006, relating to the preparation, review and audit of our previous deficient quarterly and annual report filings, as well as the issuance of warrants to our Chief Executive Officer which were not present during the three months ended June 30, 2007.

SIX MONTHS ENDED JUNE 30, 2007, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006

We had no revenue for the six months ended June 30, 2007 and 2006.

We had total general and administrative expenses for the six months ended June 30, 2007 of $13,360, compared to total general and administrative expenses for the six months ended June 30, 2006 of $26,380, a decrease of $13,020 or 49.4% from the prior period. Our general and administrative expenses were higher during the six months ended June 30, 2006, compared to the six months ended June 30, 2007, due to one time significant accounting and auditing fees, legal fees and filing fees in connection with the preparation of and filing of our quarterly and annual reports from the period from December 31, 2003 to June 30, 2006, which filings we were deficient in filing with the Commission and $14,200 of share based compensation in connection with the issuance to our sole officer and director, Carey G. Birmingham of 1,420,000 warrants to purchase shares of our common stock at an exercise price of $0.05 per share during the six months ended June 30, 2006.

We had interest expense of $3,110 for the six months ended June 30, 2007, compared to interest expense of $156 for the six months ended June 30, 2006, an increase in interest expense of $2,954 from the prior period.  The increase the interest expense for the six months ended June 30, 2007, compared to the six months ended June 30, 2006 was in connection with interest on our Line of Credit with our Chief Executive Officer, Carey G. Birmingham, as described below under "Liquidity and Capital Resources," which had only been outstanding for one month out of the three months ended June 30, 2006, and had an outstanding balance of only $12,180 as of June 30, 2006, and had therefore only accrued a small amount of interest during such six month period ended June 30, 2006, but had a much higher balance as of June 30, 2007, $63,460 and had been outstanding (and accruing interest) during the entire six months ended June 30, 2007, which caused the increase in interest expense for the current period compared to the prior period.

We had a net loss of $16,470 for the six months ended June 30, 2007 compared to a net loss of $26,536 for the six months ended June 30, 2006, a decrease in net loss of $10,066 or 37.9% from the prior period. Our net loss decreased for the current period compared to the prior period due to the fact that we had certain significant one-time expenses during the six months ended June 30, 2006, relating to the preparation, review and audit of our previous deficient quarterly and annual report filings, as well as the issuance of warrants to our Chief Executive Officer which were not present during the six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $0 as of June 30, 2007.

We had total liabilities as of June 30, 2007 of $67,694 which consisted solely of current liabilities including accrued expenses of $4,234 and line of credit from officer of $63,460, relating to amounts loaned to us under our Line of Credit (defined below) from our Chief Executive Officer and Director, Carey G. Birmingham.

We had negative working capital of $67,694 and a total accumulated deficit of $2,095,194 as of June 30, 2007.

We had net cash used in operating activities for the six months ended June 30, 2007 of $21,360, which included $16,470 of net loss and $4,890 of increase in accounts payable.

We had net cash used in financing activities for the six months ended June 30, 2007 of $21,360, which was solely due to proceeds borrowed under our Line of Credit.

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

Additionally, in April 2006, our Chief Executive Officer and Director Carey G. Birmingham provided us with a line of credit in the amount of $50,000 (the "Line of Credit"), which bears interest at the rate of 8% per annum, until paid, which interest is due and payable on the 15th of each month the Line of Credit is outstanding. The Line of Credit was originally due and payable (along with any accrued and unpaid interest) on December 31, 2006, but was subsequently extended to December 31, 2007 and increased from $50,000 to $75,000 by Mr. Birmingham. As of July 31, 2007, $65,911 had been loaned under the Line of Credit and $9,089 was available for us to borrow. As of July 31, 2007, all monthly interest payments remain unpaid by us and have been accrued.

We currently plan to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent, that desires to employ our funds in its business. Our principal business objective for the next twelve (12) months and beyond, will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently have any commitments from our officer and Director, other than the $75,000 Line of Credit provided to the Company by its Chief Executive Officer and Director, Carey Birmingham.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited financial statements for the three and six months ended June 30, 2007 and 2006, which are included herein, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivable, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RISK FACTORS

Our business is subject to numerous risk factors, including the following:

WE HAVE A LIMITED OPERATING HISTORY AND MINIMAL ASSETS AND HAVE HAD NO OPERATIONS AND GENERATED NO REVENUES FOR APPROXIMATELY THE LAST THREE YEARS.

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

WE OWE A SIGNIFICANT AMOUNT OF MONEY UNDER OUR OUTSTANDING LINE OF CREDIT WITH OUR CHIEF EXECUTIVE OFFICER AND DIRECTOR, CAREY BIRMINGHAM, WHICH FUNDS WE DO NOT CURRENTLY HAVE.

In April 2006, our Chief Executive Officer and Director Carey G. Birmingham provided us with a line of credit in the amount of $50,000 (the "Line of Credit"), which bears interest at the rate of 8% per annum, until paid, which interest is due and payable on the 15th of each month the Line of Credit is outstanding. The Line of Credit was originally due and payable (along with any accrued and unpaid interest) on December 31, 2006, but was subsequently extended to December 31, 2007 and increased from $50,000 to $75,000 by Mr. Birmingham. As of July 31, 2007, $65,911 had been loaned under the Line of Credit and $9,089 was available for us to borrow. As of July 31, 2007, all monthly interest payments remain unpaid by us and have been accrued.  We do not currently have sufficient cash on hand and/or assets to repay such Line of Credit, and because we have no business operations and have not generated any revenues for approximately the past three years, there can be no assurance that we will have sufficient cash to repay such Line of Credit when due, if at all.  If we do not have sufficient cash to repay the Line of Credit when due, Mr. Birmingham may cease filing reports with the Commission and/or dissolve the corporation, which would cause our securities to become worthless.

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

OUR AUDITOR HAS RAISED DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We have generated nominal revenues since inception; and have not generated any revenues since October 2003, nor have we had any operations since October 2003. We had an accumulated deficit of $2,095,194 as of June 30, 2007 and a working capital deficit of $67,694 as of June 30, 2007. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

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

OUR BUSINESS WILL HAVE NO REVENUES UNLESS AND UNTIL WE MERGE WITH OR ACQUIRE AN OPERATING BUSINESS.

We have had no revenues from operations for approximately the past (3) three years. We have had no operations for approximately the past (3) three years. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

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

There is no public trading market for our common stock, and none is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and such business files a registration statement under the Securities Act, if at all. Additionally, we have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

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

INTERNATIONAL TEST SYSTEMS, INC.

DATED: August 2, 2007	By: /s/ Carey G. Birmingham
Carey G. Birmingham
Chief Executive Officer