Form 10QSB
period 2007-09-30
UNITED RESTAURANT MANAGEMENT, INC.
filed 2007-11-16
CIK 1070799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number 333-88179

UNITED RESTAURANT MANAGEMENT, INC.
(Exact name of registrant as specified in its charter)

INTERNATIONAL TEST SYSTEMS, INC.
(Former Name of Registrant)

Delaware	74-2958195
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

20022 Creek Farm, San Antonio, TX 78259
(Address of principal executive offices)

(210) 481-5177
(Registrant's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of November 9, 2007, 1,774,280 shares of Common Stock of the issuer were outstanding ("Common Stock").

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ].

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
United Restaurant Management, Inc.
(Formerly International Test Systems
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2007	2006

ASSETS	$-	$-

LIABILITIES

Current Liabilities
Accrued expenses	$6,675	$9,124
Line of credit from officer	68,992	42,100

Total Current Liabilities	75,667	51,224

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par, 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par, 100,000,000 shares
authorized, 1,774,280 shares outstanding	1,774	1,774
Additional paid-in capital	2,025,726	2,025,726
Accumulated deficit	(2,103,167)	(2,078,724)

Total Stockholders’ Deficit	(75,667)	(51,224)

Total Liabilities and Stockholders’ Deficit	$-	$-

See accompanying summary of accounting policies and notes to financial statements.

United Restaurant Management, Inc.
(formerly International Test Systems, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenue	$0	$0	$0	$0

General and administrative	6,882	31,844	20,242	58,224

Loss from operations	(6,882)	(31,844)	(20,242)	(58,224)

Interest expense to officer	(1,091)	(302)	(4,201)	(458)

Net loss	(7,973)	(32,146)	(24,443)	(58,682)

Basic and diluted net loss per common share	$(0.00)	$(0.04)	$(0.01)	$(0.07)

Weighted average common shares outstanding	1,774,280	894,280	1,774,280	894,280

United Restaurant Management, Inc.
(formerly International Test Systems, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,443)	$(58,682)
Adjustments to reconcile net loss
to cash from operating activities:
Share-based compensation	-	14,200
Changes in:
Accounts payable	(2,449)	20,558

NET CASH USED IN OPERATING ACTIVITIES	(26,892)	(23,924)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to related parties	26,892	23,924

NET CASH PROVIDED BY FINANCING ACTIVITIES	26,892	23,924

NET CHANGE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

United Restaurant Management, Inc.
(formerly International Test Systems, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of United Restaurant Management, Inc., a Delaware corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in ITS’ 2006 Annual Report filed with the SEC on Form 10-KSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2006 as reported in Form 10-KSB, have been omitted.

NOTE 2 – LINE OF CREDIT

In April 2006, our Chief Executive Officer provided us with a line of credit in the amount of $50,000, which bears interest at the rate of 8% per annum, until paid, which interest is due and payable on the 15th of each month.  On December 31, 2006, our Chief Executive Officer extended the maturity date on the line of credit to December 31, 2007 and increased the maximum amount the company could borrow on that line of credit to $75,000, while maintaining all other terms of the line.  As of September 30, 2007, $68,992 had been loaned under the line of credit and $6,008 was available for us to borrow.  As of September 30, 2007, all monthly interest payments remain unpaid by us and have been accrued.

NOTE 3 - SUBSEQUENT EVENTS

On September 24, 2007, ITS changed its name to United Restaurant Management, Inc. and affected a 1-for-25 reverse stock split and change in total authorized common shares from 50,000,000 to 100,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF UNITED RESTAURANT MANAGMENT, INC. ("THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2007.

BUSINESS HISTORY

United Restaurant Management, Inc. was originally incorporated as a Texas corporation in September 1996, as International Test Systems, Inc. The Texas corporation was dissolved in September 1999 and reincorporated in Delaware on September 20, 1999, with all of the same assets and liabilities and substantially identical ownership structure as the former Texas corporation. Pensar Technologies, LLC was formed as a Texas Limited Liability Company on May 5, 1995 ("Pensar"). On May 7, 2002, the Company,. entered into an asset purchase agreement with Pensar whereby we acquired all of the assets and certain of the liabilities of Pensar. Both the Company and Pensar were entities under partial common control and the financial statements of the Company and Pensar are presented separately up to the date that the Company and Pensar entered into an asset purchase agreement in May 2002.  In September 2007, the Company filed a Certificate of Amendment to its Certificate of Incorporation to affect a name change to United Restaurant Management, Inc. and to affect a 1:25 reverse stock split of our issued an outstanding common stock (the “Reverse Split”).  The affects of the Reverse Split are retroactively affected throughout this 10-QSB, unless otherwise noted.

In September 2007, our then majority owner, Carey Birmingham, our sole officer and Director, entered into a Stock Purchase Agreement with Mastodon Ventures, Inc.(“MVI”)), whereby he agreed to sell an aggregate of  90.2% of our outstanding common stock to MVI, under certain terms and conditions as described in greater detail below.

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

By amendments executed in April 2000 and June 2001 by both the Company and Pensar, we were granted both a right of first refusal to purchase our CircuiTest Technology from Pensar as well as an option to purchase the technology at any time during the term of the distribution agreement and any extensions. The option to purchase the CircuiTest Technology allowed us to purchase the technology for the lesser of $375,000 or 75% of the fair market value as determined by an independent third party appraiser.

On May 1, 2002, we entered into an asset purchase agreement with Pensar whereby we acquired all of the assets and certain of the liabilities of Pensar in consideration for 300,000 shares of our pre-Reverse Split common stock, and the assumption of Pensar's liabilities in the amount of $30,835.

On October 23, 2003, we sold 19,850,000 pre Reverse Split shares of common stock to Promota International, Inc., a Delaware corporation for $250,000, pursuant to a Stock Purchase Agreement. Prior to the closing of the Stock Purchase Agreement, Promota owned six hundred twenty six thousand (626,000) pre-Reverse Split shares of our Common Stock. As a result of the Stock Purchase Agreement, Promota held 20,476,000 pre-Reverse Split shares of our common stock, representing approximately 92% of our then issued and outstanding shares of common stock.

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

In April 2006, Promota sold all 20,476,000 pre-Reverse Split shares which it held, representing approximately 92% of our then outstanding common stock, in a private transaction to Carey G. Birmingham and BFP Texas, Ltd., a Texas Limited Partnership which is controlled by Carey G. Birmingham, our Chief Executive Officer and Director ("BFP"), as well as a small group of individuals for $217,000 in cash, pursuant to a Stock Purchase Agreement (the "2006 Stock Purchase Agreement") dated January 9, 2006. Additionally, pursuant to the 2006 Stock Purchase Agreement, it was agreed that Mr. Birmingham would transfer 60,000 pre-Reverse Split shares which he received in connection with the 2006 Stock Purchase Agreement, to Cherrytree Investments, LLC, a company controlled by Warren Kirshenbaum, our Director up until the date of the 2006 Stock Purchase Agreement.

In April 2006, Mr. Birmingham transferred 925,000 pre-Reverse Split shares of common stock which he received in connection with the 2006 Stock Purchase Agreement to an aggregate of fourteen (14) individuals, who loaned approximately $92,500 to Mr. Birmingham in connection with the 2006 Stock Purchase Agreement.

Additionally, in April 2006, we granted Mr. Birmingham an aggregate of 56,800 warrants to purchase shares of our common stock at an exercise price of $1.25 per share in connection with the 2006 Stock Purchase Agreement and with his agreeing to be responsible for the expenses associated with bringing us current in our filings, as described below. Mr. Birmingham subsequently transferred an aggregate of 27,100 of those warrants to the fourteen (14) individuals who had provided Mr. Birmingham $92,500 in loans in connection with the 2006 Stock Purchase Agreement, 4,300 warrants to BFP, and 4,000 warrants to our legal counsel, David M. Loev, in consideration for performing legal services for us in connection with us fulfilling our past reporting obligations.

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

On December 31, 2006, the Board of Directors authorized the issuance of 22,000,000 pre-Reverse Split shares of our common stock to Carey G. Birmingham, our president and Chief Executive Officer in consideration for services rendered to the Company.

On September 24, 2007, Mr. Birmingham, entered into a Stock Purchase Agreement with Mastodon Ventures, Inc., a Texas corporation (“MVI”), whereby MVI agreed to purchase 1,600,000 post Reverse-Split shares of our common stock for aggregate consideration of $110,000 ($0.06875 per Reverse-Split share), subject to certain conditions as set forth below.  As a condition to the agreement, we filed a Certificate of Amendment (the “Amendment”) to our Certificate of Incorporation, affecting a 1:25 reverse stock split of issued and outstanding common stock, authorized 100,000,000 shares of common stock, and re-authorized 10,000,000 shares of preferred stock.  Our Director and then majority shareholder, Mr. Birmingham, approved the Amendment on September 25, 2007, and it became effective with the Secretary of State of Delaware on September 25, 2007.  The Amendment also affected a name change to “United Restaurant Management, Inc.”

Prior to the Reverse-Split, we had 44,357,000 shares of common stock outstanding, with Mr. Birmingham controlling 40,598,000 of those shares, representing 91.5% of our outstanding common stock.  As a result of the Reverse Split, we now have approximately 1,774,280 shares (not including any increase in shares due to rounding) issued and outstanding, of which 1,600,000 shares will be controlled by MVI, representing 90.2% of the our outstanding common stock.

The Stock Purchase contained a provision whereby MVI agreed to grant Mr. Birmingham an option to re-purchase up to 100,000 of the Shares from MVI for two years following the Closing (defined below) at a purchase price of $1.00 per share.  The Stock Purchase also provided that a condition to the closing of the Purchase was that we would sell 2,000,000 newly issued post Reverse-Split shares of our common stock to MV Equity Partners, Inc. simultaneous with the Closing of the Purchase at an aggregate price of $2,000, which sale has not occurred to date, and as a result of which, the sale of the 1,600,000 shares to MVI has not occurred to date.  Finally, Mr. Birmingham agreed pursuant to the Stock Purchase that our liabilities would not exceed $210,000 in total prior to the Closing.

In connection with the Stock Purchase, Carey Birmingham, our sole Director and officer has agreed to resign from the Company as the Company’s Director and officer, upon request from MVI, and to name any designee of MVI as the Company’s new Director and/or officer at that time, which resignation, if affected will result in a change in our officers and Directors.

MVI paid Mr. Birmingham $16,250 in connection with the parties’ entry into the Stock Purchase Agreement, and agreed to pay the remaining $76,250 as follows:

•	$16,250 upon the effectiveness of the Reverse-Split, which payment has been received by Mr. Birmingham;

•
$10,000 upon the completion of documents relating to a proposed private placement (the “PPM”) of our securities for the sale of up to $5,000,000 in bridge loans (which has not been completed to date); and

•	$50,000 no later than 30 days after the date the PPM documents are completed (which date shall be referred to herein as the “Closing”).

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

The analysis of new business opportunities has and will be undertaken by or under the supervision of Carey G. Birmingham, our sole officer and Director. As of the date of this filing, we have not entered into any definitive agreement with any party, we have however had specific discussions with various parties regarding potential business combination candidates and business opportunities for us; however, as stated above, we have not entered into any definitive agreements regarding such discussions to date, other than the Stock Purchase Agreement that our Chief Executive Officer, Carey Birmingham entered into with MVI, as described above. In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

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

We do not currently engage in any business activities that provide us with positive cash flows. As such, the costs of investigating and analyzing business combinations for the next approximately twelve months (12) months and beyond will be paid with our current cash on hand and through funds borrowed under our Line of Credit with our President and Director, Carey G. Birmingham, described in greater detail below under "Liquidity and Capital Resources."  Mr. Birmingham has notified us however, that in the event the Stock Purchase Agreement with MVI is consummated, he will no longer be willing to loan us money under the Line of Credit, and assuming that occurs, we will need to raise alternate financing elsewhere, which may not be available on favorable terms, if at all.

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

Our current officer and Director, Carey G. Birmingham, has had preliminary contact and discussions with representatives of other entities regarding a business combination with us, however, Mr. Birmingham has not entered into any definitive agreements or understandings to date. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED SEPTEMBER 30, 2007, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

We had no revenue for the three months ended September 30, 2007 and 2006.

We had total general and administrative expenses for the three months ended September 30, 2007 of $6,882, compared to total general and administrative expenses for the three months ended September 30, 2006 of $31,844, a decrease of $24,962 or 78.4% from the prior period. Our general and administrative expenses were higher during the three months ended September 30, 2006, compared to the three months ended September 30, 2007, due to one time accounting and auditing fees, legal fees and filing fees in connection with the preparation of and filing of our quarterly and annual reports for the period from December 31, 2003 to June 30, 2006, which filings we were deficient in filing with the Commission.

We had interest expense of $1,091 for the three months ended September 30, 2007, compared to interest expense of $302 for the three months ended September 30, 2006, an increase in interest expense of $798 from the prior period.  The increase in interest expense for the three months ended September 30, 2007, compared to the three months ended September 30, 2006 was in connection with interest on our Line of Credit with our Chief Executive Officer, Carey G. Birmingham, as described below under "Liquidity and Capital Resources,” which had an outstanding balance of only $23,924 as of September 30, 2006, and had therefore only accrued a small amount of interest during such three month period ended September 30, 2006, but had a much higher balance as of September 30, 2007, of $68,992 and had been outstanding (and accruing interest) during the entire three months ended September 30, 2007, which caused the increase in interest expense for the current period compared to the prior period.

We had a net loss of $7,973 for the three months ended September 30, 2007 compared to a net loss of $32,146 for the three months ended September 30, 2006, a decrease in net loss of $24,173 or 75.2% from the prior period. Our net loss decreased for the current period compared to the prior period due to the fact that we had certain one-time expenses during the three months ended September 30, 2006, relating to the preparation, review and audit of our previous deficient quarterly and annual report filings, as well as the issuance of warrants to our Chief Executive Officer which were not present during the three months ended September 30, 2007.

NINE MONTHS ENDED SEPTEMBER 30, 2007, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

We had no revenue for the nine months ended September 30, 2007 and 2006.

We had total general and administrative expenses for the nine months ended September 30, 2007 of $20,242, compared to total general and administrative expenses for the nine months ended September 30, 2006 of $58,224,a decrease of $37,982 or 65.2% from the prior period. Our general and administrative expenses were higher during the nine months ended September 30, 2006, compared to the nine months ended September 30, 2007, due to one time significant accounting and auditing fees, legal fees and filing fees in connection with the preparation of and filing of our quarterly and annual reports from the period from December 31, 2003 to September 30, 2006, which filings we were deficient in filing with the Commission and $14,200 of share based compensation in connection with the issuance to our sole officer and director, Carey G. Birmingham of 56,800 warrants to purchase shares of our common stock at an exercise price of $1.25 per share during the nine months ended September 30, 2006.

We had interest expense of $4,201 for the nine months ended September 30, 2007, compared to interest expense of $458 for the nine months ended September 30, 2006, an increase in interest expense of $3,743 from the prior period.  The increase in interest expense for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006 was in connection with interest on our Line of Credit with our Chief Executive Officer, Carey G. Birmingham, as described below under "Liquidity and Capital Resources," which had only been outstanding for four months out of the nine months ended September 30, 2006, and had an outstanding balance of only $23,924 as of September 30, 2006, and had therefore only accrued a small amount of interest during such nine month period ended September 30, 2006, but had a much higher balance as of September 30, 2007, $68,992 and had been outstanding (and accruing interest) during the entire nine months ended September 30, 2007, which caused the increase in interest expense for the current period compared to the prior period.

We had a net loss of $24,443 for the nine months ended September 30, 2007 compared to a net loss of $58,682 for the nine months ended September 30, 2006, a decrease in net loss of $34,239 or 58.3% from the prior period. Our net loss decreased for the current period compared to the prior period due to the fact that we had certain significant one-time expenses during the nine months ended September 30, 2006, relating to the preparation, review and audit of our previous deficient quarterly and annual report filings, as well as the issuance of warrants to our Chief Executive Officer which were not present during the nine months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $0 as of September 30, 2007.

We had total liabilities as of September 30, 2007 of $75,667 which consisted solely of current liabilities including accrued expenses of $6,675 and line of credit from officer of $68,992, relating to amounts loaned to us under our Line of Credit (defined below) from our Chief Executive Officer and Director, Carey G. Birmingham.

We had negative working capital of $75,667 and a total accumulated deficit of $2,103,167 as of September 30, 2007.

We had net cash used in operating activities for the nine months ended September 30, 2007 of $26,892, which included $24,443 of net loss and $2,449 of increase in accounts payable.

We had net cash used in financing activities for the nine months ended September 30, 2007 of $26,892, which was solely due to proceeds borrowed under our Line of Credit.

Pursuant to the Stock Purchase Agreement, entered into between BFP and Promota in April 2006, it was agreed that our Chief Executive Officer, Carey G. Birmingham, through BFP, an entity, which Mr. Birmingham controls, would be responsible for the expenses associated with filing our past due filings and with bringing us current in our filings. It was also agreed that BFP and/or Mr. Birmingham would be reimbursed for any expenses incurred by them in connection with making our reporting obligations current.

Additionally, in April 2006, our Chief Executive Officer and Director Carey G. Birmingham provided us with a line of credit in the amount of $50,000 (the "Line of Credit"), which bears interest at the rate of 8% per annum, until paid, which interest is due and payable on the 15th of each month the Line of Credit is outstanding. The Line of Credit was originally due and payable (along with any accrued and unpaid interest) on December 31, 2006, but was subsequently extended to December 31, 2007 and increased from $50,000 to $75,000 by Mr. Birmingham. As of September 30, 2007, $68,992 had been loaned under the Line of Credit and $6,008 was available for us to borrow. As of September 30, 2007, all monthly interest payments remain unpaid by us and have been accrued.  Mr. Birmingham has notified us however, that in the event the Stock Purchase Agreement with MVI is consummated, he will no longer be willing to loan us money under the Line of Credit, and assuming that occurs, we will need to raise alternate financing elsewhere, which may not be available on favorable terms, if at all.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited financial statements for the three and nine months ended September 30, 2007 and 2006, which are included herein, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivable, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RISK FACTORS

Our business is subject to numerous risk factors, including the following:

WE HAVE A LIMITED OPERATING HISTORY AND MINIMAL ASSETS AND HAVE HAD NO OPERATIONS AND GENERATED NO REVENUES SINCE OCTOBER 2003.

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

In April 2006, our Chief Executive Officer and Director Carey G. Birmingham provided us with a line of credit in the amount of $50,000 (the "Line of Credit"), which bears interest at the rate of 8% per annum, until paid, which interest is due and payable on the 15th of each month the Line of Credit is outstanding. The Line of Credit was originally due and payable (along with any accrued and unpaid interest) on December 31, 2006, but was subsequently extended to December 31, 2007 and increased from $50,000 to $75,000 by Mr. Birmingham. As of September 30, 2007, $68,992 had been loaned under the Line of Credit and $6,008 was available for us to borrow. As of September 30, 2007, all monthly interest payments remain unpaid by us and have been accrued.  We do not currently have sufficient cash on hand and/or assets to repay such Line of Credit, and because we have no business operations and have not generated any revenues for approximately the past three years, there can be no assurance that we will have sufficient cash to repay such Line of Credit when due, if at all.  If we do not have sufficient cash to repay the Line of Credit when due, Mr. Birmingham may cease filing reports with the Commission and/or dissolve the corporation, which would cause our securities to become worthless.

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

Our limited funds and the fact that we currently only have one officer and Director will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target company. The decision to enter into a business combination, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if we had more funds available to it, would be desirable. We will be particularly dependent in making decisions upon information provided by the principals and advisors associated with the business entity seeking our participation. Management may not be able to meet its fiduciary obligation to us and our stockholders due to the impracticability of completing thorough due diligence of a target company. By our failure to complete a thorough due diligence and exhaustive investigation of a target company, we are more susceptible to derivative litigation or other stockholder suits. In addition, this failure to meet our fiduciary obligations increases the likelihood of plaintiff success in such litigation.

WE HAVE NO CURRENT AGREEMENTS IN PLACE FOR A BUSINESS COMBINATION OR OTHER TRANSACTION, AND WE CURRENTLY HAVE NO STANDARDS FOR POTENTIAL BUSINESS COMBINATIONS, AND AS A RESULT, OUR MANAGEMENT HAS SOLE DISCRETION REGARDING ANY POTENTIAL BUSINESS COMBINATION.

We have no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. MVI is currently our controlling shareholder and as such currently has complete control and discretion with regard to our business and affairs.  As such, MVI will have complete discretion over whether or not we will enter into a business combination in the future. Management has not identified any particular industry or specific business within an industry for evaluation by us. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target company to have achieved, or without which we would not consider a business combination with such business entity. Accordingly, we may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

ANY FUTURE BUSINESS COMBINATION IS HIGHLY DEPENDENT ON THE ACTIONS OF OUR SOLE OFFICER AND DIRECTOR, AND/OR MVI AND ANY OFFICERS OR DIRECTORS IT MAY ELECT IN THE FUTURE FOLLOWING THE CONSUMMATION OF THE STOCK PURCHASE AGREEMENT.

While seeking a business combination, management anticipates devoting only a limited amount of time per month to our business. Our sole officer has not entered into a written employment agreement with us and he is not expected to do so in the foreseeable future. We have not obtained key man life insurance on our officer/director. Assuming the consummation of the Stock Purchase Agreement with MVI, Mr. Birmingham, our sole officer and Director, plans to resign as our officer and Director, and our new officers and Directors will be determined in the sole discretion of MVI.  As such, Mr. Birmingham currently has complete control over whether we enter into a merger or acquisition in the future, and assuming the consummation of the Stock Purchase Agreement with MVI, of which there can be no assurance, MVI and/or anyone it elects or appoints to fill the vacancy left by Mr. Birmingham’s planned resignation, will have sole control over whether we enter into a merger or acquisition in the future.  As a result, shareholders should keep in mind that they will have little to no control over what merger or acquisition, if any, we may enter into in the future.

OUR AUDITOR HAS RAISED DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We have generated nominal revenues since inception; and have not generated any revenues since October 2003, nor have we had any operations since October 2003. We had an accumulated deficit of $2,103,167 as of September 30, 2007 and a working capital deficit of $75,667 as of September 30, 2007. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

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

OUR BUSINESS WILL HAVE NO REVENUES UNLESS AND UNTIL WE MERGE WITH OR ACQUIRE AN OPERATING BUSINESS.

We have had no revenues from operations for approximately the past (4) four years. We have had no operations for approximately the past (4) four years. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

THE COMPANY MAY ISSUE MORE SHARES IN CONNECTION WITH A MERGER OR ACQUISITION, WHICH WOULD RESULT IN SUBSTANTIAL DILUTION.

Our Certificate of Incorporation, as amended, authorizes the issuance of a maximum of 100,000,000 shares of common stock and a maximum of 10,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected

THERE IS NO PUBLIC MARKET FOR OUR COMMON STOCK, NOR HAVE WE EVER PAID DIVIDENDS ON OUR COMMON STOCK.

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

Our Certificate of Incorporation, as amended, authorizes the issuance of up to 10,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that the Company will not do so in the future.

OUR SOLE OFFICER AND DIRECTOR, CAREY BIRMINGHAM HOLDS A MAJORITY OF OUR OUTSTANDING SHARES OF COMMON STOCK.

Our sole officer and Director, Carey Birmingham currently owns or controls approximately 94,5% of all the issued and outstanding capital stock of the Company, and has agreed to sell approximately 90.2% of our outstanding common stock to MVI . Consequently,  Mr. Birmingham, and assuming the consummation of the Stock Purchase Agreement, MVI, will control the operations of the Company and, will have the ability to control substantially all matters submitted to stockholders for approval, including:

o The adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

o Any amendment of the Company's certificate of incorporation or bylaws;

o The removal of any directors; and

o The election of the board of directors;

Therefore, Mr. Birmingham and/or MVI will have substantial influence over our management and affairs and other stockholders of the Company will possess no practical ability to remove our current management or effect the operations of the business of the Company. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

3.1 (1)	Certificate of Incorporation of Registrant

3.2 (1)	By-laws of Registrant

3.3 (2)	Certificate of Amendment to Certificate of Incorporation

3.4 (5)	Certificate of Renewal and Revival of Charter
3.5 (6)	Certificate of Amendment to Certificate of Incorporation (09/25/07)
10.1 (3)	Stock Exchange Agreement dated September 20, 1999 among certain shareholders of International Test Systems, Inc., a Texas corporation and International Test Systems, Inc., a Delaware corporation.

10.2 (4)	Asset Purchase Agreement between International Test Systems, Inc. and Pensar Technologies, LLC

10.3 (5)	Stock Purchase Agreement by and between BFP Texas, Ltd. and Promota International, Inc.

10.4 (5)	Promissory Note with Carey G. Birmingham

10.5 (5)	Master Revolving Line of Credit with Carey G. Birmingham

10.6 (5)	Master Revolving Line of Credit with BFP Texas, Ltd.

10.7 (6)	Stock Purchase Agreement by and between Carey Birmingham and Mastodon Ventures, Inc.
31*	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(6) Filed as exhibits to our Report on Form 8-K filed with the Commission on October 11, 2007, and incorporated herein by reference.

(b) REPORTS ON FORM 8-K

We filed a report on Form 8-K on October 11, 2007, to report the Stock Purchase Agreement with MVI, and the Amendment (both described in greater detail above).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED RESTAURANT MANAGMENT, INC.

DATED: November 16, 2007	By: /s/ Carey G. Birmingham
Carey G. Birmingham
Chief Executive Officer