Form 10KSB
period 2007-12-31
UNITED RESTAURANT MANAGEMENT, INC.
filed 2008-03-26
CIK 1070799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

NONE

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

The issuer's revenues for the most recent fiscal year ended December 31, 2007 were $0.

There is currently no public market for the Registrant's common stock.

As of March 17, 2008, the issuer had 1,774,280 shares of common stock, $.001 par value per share outstanding ("Common Stock").

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format: Yes [  ] No [X]

INTERNATIONAL TEST SYSTEMS, INC.
FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2007

Signatures	30

PART I

ITEM 1. DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-KSB, INCLUDING STATEMENTS UNDER "ITEM 1. DESCRIPTION OF BUSINESS," AND "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS", CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF INTERNATIONAL TEST SYSTEMS, INC. ("ITS", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-KSB, UNLESS ANOTHER DATE IS STATED ARE TO DECEMBER 31, 2007.

BUSINESS HISTORY

United Restaurant Management, Inc. was originally incorporated as a Texas corporation in September 1996, as International Test Systems, Inc. The Texas corporation was dissolved in September 1999 and reincorporated in Delaware on September 20, 1999, with all of the same assets and liabilities and substantially identical ownership structure as the former Texas corporation. Pensar Technologies, LLC was formed as a Texas Limited Liability Company on May 5, 1995 ("Pensar"). On May 7, 2002, the Company,. entered into an asset purchase agreement with Pensar whereby we acquired all of the assets and certain of the liabilities of Pensar. Both the Company and Pensar were entities under partial common control and the financial statements of the Company and Pensar are presented separately up to the date that the Company and Pensar entered into an asset purchase agreement in May 2002.  In September 2007, the Company filed a Certificate of Amendment to its Certificate of Incorporation to affect a name change to United Restaurant Management, Inc. and to affect a 1:25 reverse stock split of our issued an outstanding common stock (the “Reverse Split”).  The affects of the Reverse Split are retroactively affected throughout this 10-KSB, unless otherwise noted.

In September 2007, our then majority owner, Carey Birmingham, our sole officer and Director, entered into a Stock Purchase Agreement with Mastodon Ventures, Inc.(“MVI”)), whereby he agreed to sell an aggregate of  90.2% of our outstanding common stock to MVI, under certain terms and conditions as described in greater detail below.  As of the date of this filing, the MVI Stock Purchase Agreement has not closed, and Mr. Birmingham and MVI are currently negotiating a rescission of the agreement.  At this time, it is unclear when and if a rescission of the Stock Purchase Agreement will be finalized or on what terms.

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

On September 24, 2007, Mr. Birmingham, entered into a Stock Purchase Agreement with Mastodon Ventures, Inc., a Texas corporation (“MVI”), whereby MVI agreed to purchase 1,600,000 post Reverse-Split shares of our common stock for aggregate consideration of $110,000 ($0.06875 per Reverse-Split share), subject to certain conditions as set forth below (the “MVI Stock Purchase”).  As a condition to the agreement, we filed a Certificate of Amendment (the “Amendment”) to our Certificate of Incorporation, affecting a 1:25 reverse stock split of issued and outstanding common stock, authorized 100,000,000 shares of common stock, and re-authorized 10,000,000 shares of preferred stock.  Our Director and then majority shareholder, Mr. Birmingham, approved the Amendment on September 25, 2007, and it became effective with the Secretary of State of Delaware on September 25, 2007.  The Amendment also affected a name change to “United Restaurant Management, Inc.”

Prior to the Reverse-Split, we had 44,357,000 shares of common stock outstanding, with Mr. Birmingham beneficially controlling 41,589,775 of those shares, representing 93.8% of our outstanding common stock.  As a result of the Reverse Split, we now have approximately 1,774,280 shares (not including any increase in shares due to rounding) issued and outstanding, of which 1,663,591 shares are controlled by Mr. Birmingham.

The MVI Stock Purchase contained a provision whereby MVI agreed to grant Mr. Birmingham an option to re-purchase up to 100,000 of the Shares from MVI for two years following the Closing (defined below) at a purchase price of $1.00 per share.  The MVI Stock Purchase also provided that a condition to the Closing of the purchase was that we would sell 2,000,000 newly issued post Reverse-Split shares of our common stock to MV Equity Partners, Inc. simultaneous with the Closing of the purchase at an aggregate price of $2,000, which sale has not occurred to date, and as a result of which, the sale of the 1,600,000 shares to MVI has not occurred to date.  Finally, Mr. Birmingham agreed pursuant to the MVI Stock Purchase that our liabilities would not exceed $210,000 in total prior to the Closing.

In connection with several of the conditions to Closing being unfulfilled to date, Mr. Birmingham and MVI are currently negotiating a rescission of the MVI Stock Purchase.  At this time, it is unclear when and if a rescission of the Stock Purchase Agreement will be finalized and/or on what terms.  We can make no assurances as to the final outcome of the MVI Stock Purchase.

If for some reason the MVI Stock Purchase is not rescinded, Carey Birmingham, our sole Director and officer will resign from the Company as the Company’s Director and officer, upon request from MVI, and will name any designee of MVI as the Company’s new Director and/or officer at that time, which resignation, if affected will result in a change in our officers and Directors.

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

When and if MVI and Mr. Birmingham reach an agreement to rescind the MVI Stock Purchase, it is anticipated that Mr. Birmingham may be liable to MVI for up to  $50,500 in funds that MVI has paid him to date (as discussed above). In connection with such a rescission agreement, MVI and Mr. Birmingham’s are currently negotiating terms for a promissory note, whereby Mr. Birmingham would agree to repay MVI an undetermined amount in settlement of this obligation.

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

RESEARCH AND DEVELOPMENT

We did not spend any funds on research and development during fiscal 2006, 2007 or 2008 to date. We do not anticipate spending any amounts on research and development until such time as we affect a business combination, if at all.

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

We do not currently engage in any business activities that provide us with positive cash flows. As such, the costs of investigating and analyzing business combinations for the next approximately twelve (12) months and beyond will be paid with our current cash on hand and through funds borrowed under our Line of Credit with our President and Director, Carey G. Birmingham, described in greater detail below under "Liquidity and Capital Resources."  Mr. Birmingham has notified us however, that in the event the Stock Purchase Agreement with MVI is consummated, he will no longer be willing to loan us money under the Line of Credit, and assuming that occurs, we will need to raise alternate financing elsewhere, which may not be available on favorable terms, if at all.

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

ITEM 2. DESCRIPTION OF PROPERTY

Since April 2006, offices have been located at 20022 Creek Farm, San Antonio, TX 78259, in office space provided to us free of charge by our sole officer and Director, Carey G. Birmingham. The office space at 20022 Creek Farm, San Antonio, Texas 78259, encompasses approximately 150 square feet of office space. Assuming the MVI Stock Purchase is rescinded, Mr. Birmingham does not have any plans to stop providing us office space free of charge and we have no current plans to move our office space.  In the event the MVI Stock Purchase is consummated, Mr. Birmingham will likely no longer provide us office space.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not aware of any pending legal proceeding to which it is a party which is material to its business operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

No established public trading market exists for our common stock. In the future, we hope to find a market maker who will be willing to take the required steps to have our securities quoted on the Over-The-Counter Bulletin Board. We have a total of 110,000,000 shares of stock authorized, of which 100,000,000 are shares of common stock, $0.001 par value and 10,000,000 are shares of preferred stock, $0.001 par value. As of March 17, 2008 there were 1,774,280 shares of common stock issued and outstanding which shares were held by approximately 52 holders of record, and no shares of preferred stock issued and outstanding as of March 17, 2008. We have no outstanding shares of preferred stock as of the filing of this report.

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

Warrants

As of March 17, 2008, we had 56,800 shares of common stock subject to outstanding warrants to purchase shares of our common stock at an exercise price of $1.25 per share, which warrants were originally granted to our Chief Executive Officer, Carey Birmingham in connection with the 2006 Stock Purchase Agreement and with his agreeing to be responsible for the expenses associated with bringing us current in our filings, as described below. The warrants vested immediately and are exercisable for shares of our common stock at any time prior to April 28, 2015. Mr. Birmingham subsequently transferred an aggregate of 26,800 of those warrants to the fourteen (14) individuals who had provided Mr. Birmingham $92,500 in loans in connection with the 2006 Stock Purchase Agreement, including 4,300 warrants to BFP, and an additional 4,000 warrants to our legal counsel, David M. Loev, in consideration for performing legal services for us in connection with us fulfilling our past reporting obligations, which warrants are included in the total of 26,800 warrants which were transferred by Mr. Birmingham.

Dividend Policy

The Company has never paid a cash dividend on its Common Stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend.

Sales of Equity Securities:

We did not issue any securities during the three months ended December 31, 2007 or from December 31, 2007 to the date of this report.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

Recently issued accounting pronouncements.

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

---------------------

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

We do not currently engage in any business activities that provide us with positive cash flows. As such, the costs of investigating and analyzing business combinations for the next approximately twelve (12) months and beyond will be paid with our current cash on hand and through funds borrowed under our Line of Credit with our President and Director, Carey G. Birmingham, described in greater detail below under "Liquidity and Capital Resources."  Mr. Birmingham has notified us however, that in the event the Stock Purchase Agreement with MVI is consummated, he will no longer be willing to loan us money under the Line of Credit, and assuming that occurs, we will need to raise alternate financing elsewhere, which may not be available on favorable terms, if at all.

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

YEAR ENDED DECEMBER 31, 2007, COMPARED TO THE YEAR ENDED DECEMBER 31, 2006

We had no revenue for the year ended December 31, 2007 or 2006, and have not had any revenues or operations since approximately October 2003.

We had total general and administrative expenses for the year ended December 31, 2007 of $30,550, compared to total general and administrative expenses for the year ended December 31, 2006 of $284,300, a decrease of $253,750 or 89.3% from the prior period. Our general and administrative expenses were higher during the year ended December 31, 2006, compared to the year ended December 31, 2007, due to significant one time accounting and auditing fees, legal fees and filing fees in connection with the preparation of and filing of our previously deficient quarterly and annual reports from the period from December 31, 2003 to December 31, 2006, and $234,200 of share based compensation in connection with the issuance to our sole officer and director, Carey G. Birmingham of 56,800 warrants to purchase shares of our common stock at an exercise price of $1.25 per share and the issuance of 880,000 shares of our common stock for services to Mr. Birmingham during the year ended December 31, 2006, as well as approximately $50,100 spent by us in connection with the 2006 Stock Purchase Agreement (described above), and related expenses in connection with our effort to bring our filings current with the Securities and Exchange Commission (the "Commission"), including auditing fees, legal fees and filing fees for our previously deficient filings.

We had interest expense of $7,081 for the year ended December 31, 2007, compared to interest expense of $1,124 for the year ended December 31, 2006, an increase in interest expense of $5,957 or 530% from the prior period.  The increase in interest expense for the year ended December 31, 2007, compared to the year ended December 31, 2006 was in connection with interest on our Line of Credit with our Chief Executive Officer, Carey G. Birmingham, as described below under "Liquidity and Capital Resources," which had only been outstanding for seven months out of the year ended December 31, 2006, and had an outstanding balance of only $42,000 as of December 31, 2006, and had therefore only accrued a small amount of interest during such one year period ended December 31, 2006, but had a much higher balance as of December 31, 2007, $76,493 and had been outstanding (and accruing interest) during the entire year ended December 31, 2007, which caused the increase in interest expense for the current period compared to the prior period.

We had a net loss of $37,631 for the year ended December 31, 2007 compared to a net loss of $285,424 for the year ended December 31, 2006, a decrease in net loss of $247,793 or 86.8% from the prior year. Our net loss decreased for the current year compared to the prior year due to the $253,750 or 89.3% decrease in general and administrative expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $0 as of December 31, 2007.

We had total liabilities as of December 31, 2007 of $88,855 which consisted solely of current liabilities including accrued expenses of $12,362 and line of credit from officer of $76,493, relating to amounts loaned to us under our Line of Credit (defined below) from our Chief Executive Officer and Director, Carey G. Birmingham.

We had negative working capital of $88,855 and a total accumulated deficit of $2,116,355 as of December 31, 2007.

We had net cash used in operating activities for the year ended December 31, 2007 of $34,393, which included $37,631 of net loss offset by $3,238 of changes in accrued expenses.

We had net cash provided by financing activities for the year ended December 31, 2007 of $34,393, which was solely due to proceeds borrowed under our Line of Credit.

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

Additionally, in April 2006, our Chief Executive Officer and Director Carey G. Birmingham provided us with a line of credit in the amount of $50,000 (the "Line of Credit"), which bears interest at the rate of 8% per annum, until paid, which interest is due and payable on the 15th of each month the Line of Credit is outstanding. The Line of Credit was originally due and payable (along with any accrued and unpaid interest) on December 31, 2006, but was subsequently extended to December 31, 2007 and increased from $50,000 to $75,000 by Mr. Birmingham. Further, on November 1, 2007, Mr. Birmingham extended the maturity date on the Line of Credit to December 31, 2008 and increased the amount the Company can borrow on that Line of Credit to $95,000. As of December 31, 2007, $76,493 had been loaned under the Line of Credit and $18,507 was available for us to borrow. As of December 31, 2007, all monthly interest payments remain unpaid by us and have been accrued. Mr. Birmingham has notified us however, that in the event the Stock Purchase Agreement with MVI is consummated, he will no longer be willing to loan us money under the Line of Credit, and assuming that occurs, we will need to raise alternate financing elsewhere, which may not be available on favorable terms, if at all.

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

We do not currently have any commitments from our officer and Director, other than the $95,000 Line of Credit provided to the Company by its Chief Executive Officer and Director, Carey Birmingham.

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

Recently issued accounting pronouncements. The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

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

In April 2006, our Chief Executive Officer and Director Carey G. Birmingham provided us with a line of credit in the amount of $50,000 (the "Line of Credit"), which bears interest at the rate of 8% per annum, until paid, which interest is due and payable on the 15th of each month the Line of Credit is outstanding. The Line of Credit was originally due and payable (along with any accrued and unpaid interest) on December 31, 2006, but was subsequently extended to December 31, 2007 and increased from $50,000 to $75,000 by Mr. Birmingham. Further, on November 1, 2007, Mr. Birmingham extended the maturity date on the Line of Credit to December 31, 2008, and increased the amount the Company can borrow on that Line of Credit to $95,000. As of December 31, 2007, $76,493 had been loaned under the Line of Credit and $18,507 was available for us to borrow.  As of March 5, 2008, $84,403 had been borrowed under the Line of Credit and $10,597 was available for us to borrow. As of March 5, 2008, all monthly interest payments remain unpaid by us and have been accrued.  We do not currently have sufficient cash on hand and/or assets to repay such Line of Credit, and because we have no business operations and have not generated any revenues for approximately the past three years, there can be no assurance that we will have sufficient cash to repay such Line of Credit when due, if at all.  If we do not have sufficient cash to repay the Line of Credit when due, Mr. Birmingham may cease filing reports with the Commission and/or dissolve the corporation, which would cause our securities to become worthless.

SHAREHOLDERS WHO HOLD UNREGISTERED SHARES OF OUR COMMON STOCK ARE NOT ELIGIBLE TO SELL OUR SECURITIES PURSUANT TO RULE 144, DUE TO OUR STATUS AS A “BLANK CHECK” COMPANY AND A “SHELL COMPANY”

We are characterized as both a “blank check” company and a “shell company.” The term "blank check company" is defined as a company that is a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and is issuing "penny stock," as defined in Rule 3a51-1 under the Securities Exchange Act of 1934.  Because we are a “blank check” company, Rule 144 is not available to our shareholders and we are required to comply with additional SEC rules regarding any offerings we may undertake.

Additionally, pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  As such, we are a “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 are not able to be made until 1) we have ceased to be a “shell company; 2) we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for a period of one year; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-“shell company.”  Because none of our securities can be sold pursuant to Rule 144, until at least a year after we cease to be a “shell company” (as described in greater detail above), any securities we issue to consultants, employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after we cease to be a “shell company” and have complied with the other requirements of Rule 144, as described above.

As a result of us being a “blank check” company and a “shell company”  it will be harder for us to fund our operations and pay our consultants with our securities instead of cash.  Additionally, as we may not ever cease to be a “blank check company” or a “shell company,” investors who hold our securities may be forced to hold such securities indefinitely.

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

We have no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Carey Birmingham is currently our controlling shareholder and as such currently has complete control and discretion with regard to our business and affairs.  As such, Mr. Birmingham will have complete discretion over whether or not we will enter into a business combination in the future. Management has not identified any particular industry or specific business within an industry for evaluation by us. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target company to have achieved, or without which we would not consider a business combination with such business entity. Accordingly, we may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

ANY FUTURE BUSINESS COMBINATION IS HIGHLY DEPENDENT ON THE ACTIONS OF OUR SOLE OFFICER AND DIRECTOR, AND/OR MVI AND ANY OFFICERS OR DIRECTORS IT MAY ELECT IN THE FUTURE FOLLOWING THE CONSUMMATION OF THE STOCK PURCHASE AGREEMENT.

While seeking a business combination, management anticipates devoting only a limited amount of time per month to our business. Our sole officer has not entered into a written employment agreement with us and he is not expected to do so in the foreseeable future. We have not obtained key man life insurance on our officer/director. In the event of the consummation of the Stock Purchase Agreement with MVI, Mr. Birmingham, our sole officer and Director, plans to resign as our officer and Director, and our new officers and Directors will be determined in the sole discretion of MVI.  As such, Mr. Birmingham currently has complete control over whether we enter into a merger or acquisition in the future, and in the event of the consummation of the Stock Purchase Agreement with MVI, of which there can be no assurance, MVI and/or anyone it elects or appoints to fill the vacancy left by Mr. Birmingham’s planned resignation, will have sole control over whether we enter into a merger or acquisition in the future.  As a result, shareholders should keep in mind that they will have little to no control over what merger or acquisition, if any, we may enter into in the future.

OUR AUDITOR HAS RAISED DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We have generated nominal revenues since inception; and have not generated any revenues since October 2003, nor have we had any operations since October 2003. We had an accumulated deficit of $2,116,355 as of December 31, 2007 and a working capital deficit of $88,855 as of December 31, 2007. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

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

OUR SOLE OFFICER AND DIRECTOR, CAREY BIRMINGHAM HOLDS A MAJORITY OF OUR OUTSTANDING SHARES OF COMMON STOCK.

Our sole officer and Director, Carey Birmingham currently owns or controls approximately 93.8% of all the issued and outstanding capital stock of the Company, and has agreed to sell approximately 90.2% of our outstanding common stock to MVI, although Mr. Birmingham and MVI are currently negotiating to rescind this agreement. Consequently,  Mr. Birmingham, and in the event of the consummation of the MVI Stock Purchase Agreement, MVI, will control the operations of the Company and, will have the ability to control substantially all matters submitted to stockholders for approval, including:

•	The adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

•	Any amendment of the Company's certificate of incorporation or bylaws;

•	The removal of any directors; and

•	The election of the board of directors;

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
United Restaurant Management, Inc.
(formerly International Test Systems, Inc.)
San Antonio, TX

We have audited the accompanying balance sheet of United Restaurant Management, Inc. (formerly International Test Systems, Inc.) as of December 31, 2007 and the related statements of expenses, stockholders' deficit, and cash flows for the two years then ended. These financial statements are the responsibility of United Restaurant Management, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Restaurant Management, Inc. for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that United Restaurant Management, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, United Restaurant Management, Inc. suffered losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, P.C.
www.malone−bailey.com
Houston, TX
March 5, 2008

UNITED RESTAURANT MANAGEMENT, INC.
(formerly International Test Systems, Inc.)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

ASSETS	$-

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current Liabilities :
Accrued expenses	$12,362
Line of credit from officer	76,493

Total Current Liabilities	88,855

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par, 10,000,000 shares
authorized, none issued and outstanding	-
Common stock, $0.001 par, 1000,000,000 shares
authorized, 1,774,280 shares issues and outstanding	1,774
Additional paid-in capital	2,025,726
Accumulated deficit	(2,116,355)

Total Stockholders’ Deficit	(88,855)

Total Liabilities and Stockholders’ Deficit	$-

See accompanying summary of accounting policies and notes to consolidated financial statements.

UNITED RESTAURANT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF EXPENSES
(formerly International Test Systems, Inc.)
Years Ended December 31, 2007 and 2006

	2007	2006

General & administrative	$30,550	$284,300
Interest expense	(7,081)	(1,124)

Net loss	$(37,631)	$(285,424)

Basic and diluted net loss per common share	$(0.02)	$(0.01)
Weighted average common shares outstanding	1,774,280	22,417,274

See accompanying summary of accounting policies and notes to consolidated financial statements.

UNITED RESTAURANT MANAGEMENT, INC
(formerly International Test Systems, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Years Ended December 31, 2007 and 2006

			Additional
	Common Stock		Paid -in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balances, December 31, 2005	894,280	$894	$1,792,406	$(1,793,300)	$-

Warrants issued for services	-	-	14,200	-	14,200

Common shares issued for services	880,000	880	219,120	-	220,000

Net loss		-	-	(285,424)	(285,424)

Balances, December 31, 2006	1,774,280	1,774	2,025,726	(2,078,724)	(51,224)

Net loss		-	-	(37,631)	(37,631)

Balances, December 31, 2007	1,774,280	$1,774	$2,025,726	$(2,116,355)	$(88,855)

See accompanying summary of accounting policies and notes to consolidated financial statements.

UNITED RESTAURANT MANAGEMENT, INC
(formerly International Test Systems, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007 and 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,631)	$(285,424)
Adjustments to reconcile net loss
to cash used in operating activities:
Share-based compensation	-	234,200
Changes in accrued expenses	3,238	9,124

NET CASH USED IN OPERATING ACTIVITIES	(34,393)	(42,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in line of credit from officer	34,393	42,100

NET CASH PROVIDED BY FINANCING ACTIVITIES	34,393	42,100

NET CHANGE IN CASH	-	-

CASH AT BEGINNING OF THE YEAR	-	-

CASH AT END OF YEAR	$-	$-
SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	-	-

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

Basis of Presentation.  In September 2007, ITS changed its name to United Restaurant Management, Inc. (URM) and affected a 1:25 reverse stock split of our issued and outstanding common stock (the “Reverse Split”).  The affects of the Reverse Split were retroactively affected throughout in the Company’s 10-QSB filed in September, 2007, unless otherwise noted.

Principles of consolidation. The consolidated financial statements include the accounts of URM and its subsidiary, Pensar Technologies, LLC. All significant intercompany transactions and balances have been eliminated.

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

Income taxes. URM recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. URM provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Stock-Based Compensation. Effective January 1, 2006, URM began recording compensation expense associated with stock options, warrants and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, URM had accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. URM adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, have not retroactively adjusted results from prior periods.

Basic and diluted earnings per share. Basic earnings per share equals net earnings divided by weighted average shares outstanding during the year. Diluted earnings per share include the impact of common stock equivalents using the treasury stock method when the effect is dilutive. There were no common stock equivalents during 2007 or 2006.

Recently issued accounting pronouncements. URM does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on URM’s results of operations, financial position or cash flows.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, URM has incurred recurring net losses.  These conditions create an uncertainty as to URM’s ability to continue as a going concern.  Management is trying to raise additional capital through sales of URM common stock as well as seeking financing from third parties.  The financial statements do not include any adjustments that might be necessary if URM is unable to continue as a going concern.

NOTE 3 – LINE OF CREDIT

In April 2006, our Chief Executive Officer provided us with a line of credit for $50,000, which bears interest at 8% per annum.  In 2007, the line was increased to $95,000 and extended to December 31, 2008.  As of December 31, 2007, $76,493 had been loaned under the line of credit and $18,507 was available for us to borrow.  As of December 31, 2007, all monthly interest payments remain unpaid by us and has been accrued.

NOTE 4 – EQUITY

In April 2006, our former president and director Carey G. Birmingham, re-acquired control of ITS, now URM, by purchasing all of the outstanding stock then owned by Promota International, Inc.

On December 31, 2006, we issued 22,000,000 pre reverse split common shares to Carey G. Birmingham for services rendered.  The fair value of $220,000 was recognized as compensation expense.

NOTE 5 – WARRANTS

In April 2006, ITS, now URM, issued 56,000 warrants to Mr. Birmingham for services rendered.  These warrants have an exercise price of $1.25 per share and a term of five years.  Share-based compensation of $14,200 was recorded for the fair value determined using the Black-Scholes pricing model.  Variables used in the Black-Scholes pricing model include (1) 4.8% risk-free interest rate, (2) expected warrant life is the actual remaining life of the warrants, (3) expected volatility of 203%, and (4) zero expected dividends.

Summary information regarding warrants is as follows:

		Weighted
		Average
	Exercise	Exercise
	Warrants	Price

Outstanding at December 31, 2005	-	$-
Granted	56,000	1.25
Expired	-	-

Outstanding at December 31, 2006	56,000	$1.25

Outstanding at December 31, 2007	56,000	$1.25

All warrants outstanding as of December 31, 2007 are exercisable.

NOTE 6 - INCOME TAXES

Due to the changes in control of ITS, now URM, in October 2003 and in April 2006, the net operating loss is limited under Section 382 of the Internal Revenue Code.  From April 6, 2006 to December 31, 2007, the tax loss for URM was approximately $58,000.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.

NOTE 7 – STOCK PURCHASE AGREEMENT

In September 2007, our then majority owner, Carey Birmingham, our sole officer and Director, entered into a Stock Purchase Agreement with Mastodon Ventures, Inc.(“MVI”)), whereby he agreed to sell an aggregate of  90.2% of our outstanding common stock to MVI, under certain terms and conditions as described in greater detail in the Company’s 10-QSB filed in September, 2007, which Stock Purchase Agreement has not been consummated to date.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.  MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

(a) Evaluation of disclosure controls and procedures.

 Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-KSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  A discussion of the material weaknesses in our controls and procedures are described below under (c).

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management consists solely of Carey G. Birmingham, our Chief Executive Officer (“CEO” and Chief Financial Officer (“CFO”), who is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  As a result, our internal control system is limited in its scope and capabilities, although, based on our CEO/CFO’s general business experience, is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles.

Because of inherent limitations, our system of internal control over financial reporting may not prevent or detect misstatements. Our management, including our sole executive and accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the monitoring and review of work performed by our Chief Executive Officer, who also acts as our Chief Financial Officer in the preparation of audit and financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the annual audit. All of our financial reporting is carried out by our CEO/CFO, and we do not have an audit committee. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

Since our company has no ongoing operations and is, at this time, a “blank check” company, as defined in the Securities Act of 1933, as amended, we are making an effort to mitigate this material weakness to the fullest extent possible.  This is done by having our CEO/CFO review all our financial reporting requirements for reasonableness. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it will be immediately implemented. As soon as our finances allow, we plan to hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our CEO/CFO.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2007.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

The Directors and Officers of the Company as of March 17, 2008, were as follows:

Name	Age	Position	Since

Carey G. Birmingham	52	President & Director	April 2006

Carey G. Birmingham

Carey G. Birmingham has served as our President, Chief Executive Officer and as a Director since April 2006. Since November 2007, Mr. Birmingham has served on a part-time basis as Chief Financial Officer of Michael Lambert, Inc. a company currently in registration with the SEC to become a publicly traded company.  Additionally, from September 1999 through September 2003, Mr. Birmingham served as President, Executive Vice President and Director of the Company. He originally resigned as a Director of the Company in September 2003 and resigned as Executive Vice President in April 2004, prior to being reappointed as the Company's sole officer and Director in April 2006. Mr. Birmingham served as President of Baseline Oil & Gas Corp. [BOGA:OTCBB] ("Baseline") from January 2004 to November 2006. Between January 2004 and February 2006, Mr. Birmingham served as a Director of Baseline.

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

ITEM 10. EXECUTIVE COMPENSATION

			Other
			Annual		Restricted	Total
Name & Principal			Compen-	Options	Stock	Compen-
Position	Year	Salary ($ )	sation	SARs	Awards	sation

Carey Birmingham(1)	2007	$-0-	$-0-	$-0-	$-0-	$-0-
President,	2006	$-0-	$-0-	$14,200(3)	$220,000(4)	$234,200
Chief Executive	--
Officer, Secretary,
Treasurer and
Director

Michael Dramytinos(2)	2005	$-0-	$-0-	$-0-	$-0-	$-0-
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

(3) Includes 56,800 warrants to purchase shares of our common stock at an exercise price of $1.25 per share, which warrants were issued to Mr. Birmingham in April 2006, in consideration for services rendered, which warrants were valued at $14,200 or $0.25 per share based on the Black-Scholes pricing model, and which expire if unexercised on April 28, 2015.

(4) Represents the value of 880,000 shares of common stock issued to Mr. Birmingham on December 31, 2006, in consideration for services to the Company, which shares were valued at $220,000 or $0.25 per share.

Outstanding Options Held By Our Executive Employees:

	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised
	Options	Options	Unearned	Options
	(#)	(#)	Option	Expiration
Name	Exercisable	Unexercisable	(#)	Date

Carey G. Birmingham	34,300(1)	34,300(1)	$1.25	April 28, 2015

(1)  This number includes 30,000 warrants to purchase shares of common stock held in Mr.

Birmingham's name and 4,300 warrants to purchase shares of common stock held by BFP Texas, Ltd (“BFP”). Mr. Birmingham is the beneficial owner of BFP and as such, the beneficial ownership of Mr. Birmingham's warrants to purchase shares of common stock includes those warrants owned by BFP.

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

Executive Compensation Philosophy

Our Board of Directors, consisting solely of Carey G. Birmingham (our sole executive officer for the year ended December 31, 2007, determines the compensation given to our executive officers in their sole determination. Our executive compensation program is designed to attract and retain talented executives to meet our short-term and long-term business objectives. In doing so, we attempt to align our executives’ interests with the interests of our shareholders by providing an adequate compensation package to such executives. This compensation package currently consists solely of warrants to purchase shares of our common stock and restricted stock awards.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 17, 2008, with respect to the beneficial ownership of the Common Stock by (i) each director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of the Common Stock:

		Warrants		Percentage of
	Common Stock	Beneficially	Total Voting	Total Voting
Name and Address	Beneficially Owned	Owned	Shares	Shares(1)

Carey Birmingham	1,663,591(2)	34,300(3)	1,697,891	93.8%
20022 Creek Farm
San Antonio, TX
78259

All officers and
Directors as a Group
(1 Person)	1,663,591 (2)	34,300(3)	1,697,891	93.8%

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

(1) Using 1,808,580 shares of common stock issued and outstanding assuming the exercise of all of the warrants beneficially owned by Mr. Birmingham.

(2) This number includes 1,623,940 shares of common stock held in Mr. Birmingham's name and 39,651 shares of common stock held by BFP Texas, Ltd. ("BFP"). Mr. Birmingham is the beneficial owner of BFP and as such, the beneficial ownership of Mr. Birmingham's shares of common stock includes those shares owned by BFP.

(3) This number includes 30,000 warrants to purchase shares of common stock held in Mr. Birmingham's name and 4,300 warrants to purchase shares of common stock held by BFP. Mr. Birmingham is the beneficial owner of BFP and as such, the beneficial ownership of Mr. Birmingham's warrants to purchase shares of common stock includes those warrants owned by BFP.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On September 24, 2007, Mr. Birmingham, entered into a Stock Purchase Agreement with Mastodon Ventures, Inc., a Texas corporation (“MVI”), whereby MVI agreed to purchase 1,600,000 post Reverse-Split shares of our common stock for aggregate consideration of $110,000 ($0.06875 per Reverse-Split share), subject to certain conditions as set forth below (the “MVI Stock Purchase”).  As a condition to the agreement, we filed a Certificate of Amendment (the “Amendment”) to our Certificate of Incorporation, affecting a 1:25 reverse stock split of issued and outstanding common stock, authorized 100,000,000 shares of common stock, and re-authorized 10,000,000 shares of preferred stock.  Our Director and then majority shareholder, Mr. Birmingham, approved the Amendment on September 25, 2007, and it became effective with the Secretary of State of Delaware on September 25, 2007.  The Amendment also affected a name change to “United Restaurant Management, Inc.”

Prior to the Reverse-Split, we had 44,357,000 shares of common stock outstanding, with Mr. Birmingham beneficially controlling 41,589,775 of those shares, representing 93.8% of our outstanding common stock.  As a result of the Reverse Split, we now have approximately 1,774,280 shares (not including any increase in shares due to rounding) issued and outstanding, of which 1,663,591 shares are controlled by Mr. Birmingham.

The MVI Stock Purchase contained a provision whereby MVI agreed to grant Mr. Birmingham an option to re-purchase up to 100,000 of the Shares from MVI for two years following the Closing (defined below) at a purchase price of $1.00 per share.  The MVI Stock Purchase also provided that a condition to the Closing of the purchase was that we would sell 2,000,000 newly issued post Reverse-Split shares of our common stock to MV Equity Partners, Inc. simultaneous with the Closing of the purchase at an aggregate price of $2,000, which sale has not occurred to date, and as a result of which, the sale of the 1,600,000 shares to MVI has not occurred to date.  Finally, Mr. Birmingham agreed pursuant to the MVI Stock Purchase that our liabilities would not exceed $210,000 in total prior to the Closing.

In connection with several of the conditions to Closing being unfulfilled to date, Mr. Birmingham and MVI are currently negotiating a rescission of the MVI Stock Purchase.  At this time, it is unclear when and if a rescission of the Stock Purchase Agreement will be finalized.  We can make no assurances as to the final outcome of the MVI Stock Purchase.

If for some reason the MVI Stock Purchase is not rescinded, Carey Birmingham, our sole Director and officer has agreed to resign from the Company as the Company’s Director and officer, upon request from MVI, and to name any designee of MVI as the Company’s new Director and/or officer at that time, which resignation, if affected will result in a change in our officers and Directors.

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

When and if MVI and Mr. Birmingham reach an agreement to rescind the MVI Stock Purchase, Mr. Birmingham may be liable to MVI for up to $50,500 in funds that MVI has paid him to date (as discussed above). In connection with such a rescission agreement, MVI and Mr. Birmingham’s are currently negotiating terms for a promissory note, whereby Mr. Birmingham would agree to repay MVI an undetermined amount in settlement of this obligation.

ITEM 13. EXHIBITS.

3.1 (1)	Certificate of Incorporation of Registrant

3.2 (1)	By-laws of Registrant

3.3 (2)	Certificate of Amendment to Certificate of Incorporation

3.4 (5)	Certificate of Renewal and Revival of Charter
3.5 (6)	Certificate of Amendment to Certificate of Incorporation (09/25/07)
10.1 (3)	Stock Exchange Agreement dated September 20, 1999 among certain shareholders of International Test Systems, Inc., a Texas corporation and International Test Systems, Inc., a Delaware corporation.

10.2 (4)	Asset Purchase Agreement between International Test Systems, Inc. and Pensar Technologies, LLC

10.3 (5)	Stock Purchase Agreement by and between BFP Texas, Ltd. and Promota International, Inc.

10.4 (5)	Promissory Note with Carey G. Birmingham

10.5 (5)	Master Revolving Line of Credit with Carey G. Birmingham

10.6 (5)	Master Revolving Line of Credit with BFP Texas, Ltd.
10.7 (6)	Stock Purchase Agreement by and between Carey Birmingham and Mastodon Ventures, Inc.
10.8*	Increased Master Revolving Credit Note with Carey G. Birmingham

31*	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed by our principal independent auditors, Malone & Bailey, PC for the fiscal 2007 and 2006 for professional services rendered in connection with the audit of our annual financial statements and the review of our unaudited interim financial statements was approximately $11,653_and $7,210, respectively.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL TEST SYSTEMS, INC.

DATED: March 25, 2008

By: /s/ Carey G. Birmingham
Carey G. Birmingham
Chief Executive Officer, Secretary,
Treasurer and Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Carey G. Birmingham	Chief Executive Officer,	March 25, 2008
Carey G. Birmingham	Principal Accounting Officer,
Secretary, Treasurer and Director