Form 10-Q
period 2008-03-31
UNITED RESTAURANT MANAGEMENT, INC.
filed 2008-05-15
CIK 1070799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

899 South Artistic Circle, Springville, UT, 84663
(Address of Principal Executive Offices)

20022 Creek Farm, San Antonio, TX 78259
(Former address of principal executive offices)

(801) 489-4802
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                    Accelerated filer   ☐
Non-accelerated filer  ☐                                                      Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes   ☒ No   ☐

The number of shares outstanding of each of the issuer’s classes of equity as of April 24, 2008 is 21,774,280 shares of common stock, par value $0.001, and no shares of preferred stock, par value $0.001.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED RESTAURANT MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007

ASSETS	$ -	$ -

LIABILITIES

Current Liabilities
Accrued expenses	$16,032	$12,362
Line of credit from officer	84,403	76,493

Total Current Liabilities	100,435	88,855

STOCKHOLDERS’ DEFICIT

Preferred stock, $.001 par, 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $.001 par, 100,000,000 shares
authorized, 1,774,280 shares outstanding	1,774	1,774
Additional paid in capital	2,025,726	2,025,726
Accumulated deficit	(2,127,935)	(2,116,355)
Total Stockholders’ Deficit	(100,435)	(88,855)

Total Liabilities and
Stockholders’ Deficit	$-	-

See accompanying notes to unaudited consolidated financial statements.

UNITED RESTAURANT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF EXPENSES
Three Months Ended March 31, 2008 and 2007
(Unaudited)

	Three Months
	Ended March 31,
	2008	2007

General & administrative	$10,103	$7,761
Interest expense	1,477	991

Net loss	$(11,580)	$(8,662)

Basic and diluted net loss
per common share	$(0.01)	$(0.00)
Weighted average common
shares outstanding	1,774,280	1,774,280

See accompanying notes to unaudited consolidated financial statements.

UNITED RESTAURANT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,580)	(8,662)
Adjustments to reconcile net loss
to cash used in operating activities:
Changes in:
Accounts payable	3,670	(2,449)

NET CASH USED IN OPERATING ACTIVITIES	(7,910)	(11,111)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to related parties	7,910	11,111

NET CASH USED IN FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	-

See accompanying notes to unaudited consolidated financial statements.

UNITED RESTAURANT MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of United Restaurant Management , Inc., a Delaware corporation (“URM”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in URM’s 2007 Annual Report filed with the SEC on Form 10-KSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2007 as reported in Form 10-KSB, have been omitted.

NOTE 2 – LINE OF CREDIT

In April 2006, our Chief Executive Officer provided us with a line of credit for $50,000, which bears interest at 8% per annum.  In 2007, the line was increased to $95,000 and extended to December 31, 2008.  As of March 31, 2008, $84,403 had been loaned under the line of credit and $10,597 was available for us to borrow.  As of March 31, 2008, all monthly interest payments remain unpaid by us and have been accrued.

NOTE 3- GOING CONCERN

As shown in the accompanying financial statements, URM has incurred recurring net losses.  These conditions raise substantial doubt as to URM’s ability to continue as a going concern.  Management is trying to raise additional capital through sales of URM common stock as well as seeking financing from third parties.  The financial statements do not include any adjustments that might be necessary if URM is unable to continue as a going concern.

NOTE 4- SUBSEQUENT EVENT

In April 2008, Carey G. Birmingham, our sole officer and Director, entered into an agreement with Steven L. White (the “April 2008 Agreement”), whereby the Company sold 20,000,000 shares of common stock to Mr. White for $20,000 and other consideration.  As of the closing of the April 2008 Agreement, on April 22, 2008, Mr. White beneficially owned 91.9% of the outstanding shares of common stock of the Company.

Carey Birmingham resigned as an officer and director of United Restaurant Management, Inc., effective immediately upon acceptance of the appointment of Steve L. White as a director following the closing of the Agreement dated April 4, 2008.  In addition, Mr. Birmingham forgave all debts owed to him including the Line of Credit from officer totaling $84,403, cancelled the remaining 30,000 warrants he held to purchase shares of the Company’s stock and agreed to release the Company from any and all claims he may have against the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF UNITED RESTAURANT MANAGEMENT, INC. ("THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2008.

BUSINESS HISTORY

United Restaurant Management, Inc. was originally incorporated as a Texas corporation in September 1996, as International Test Systems, Inc. The Texas corporation was dissolved in September 1999 and reincorporated in Delaware on September 20, 1999, with all of the same assets and liabilities and substantially identical ownership structure as the former Texas corporation. Pensar Technologies, LLC was formed as a Texas Limited Liability Company on May 5, 1995 ("Pensar"). On May 7, 2002, the Company entered into an asset purchase agreement with Pensar whereby we acquired all of the assets and certain of the liabilities of Pensar. Both the Company and Pensar were entities under partial common control and the financial statements of the Company and Pensar are presented separately up to the date that the Company and Pensar entered into an asset purchase agreement in May 2002.  In September 2007, the Company filed a Certificate of Amendment to its Certificate of Incorporation to affect a name change to United Restaurant Management, Inc. and to affect a 1:25 reverse stock split of our issued an outstanding common stock (the “Reverse Split”).  The affects of the Reverse Split are retroactively affected throughout this 10-Q, unless otherwise noted.

In April 2008, Carey G. Birmingham, our sole officer and Director, entered into an agreement with Steven L. White (the “April 2008 Agreement”), whereby the Company sold 20,000,000 shares of common stock to Mr. White for $20,000 and other consideration, described in greater detail below.  As of the closing of the April 2008 Agreement, on April 22, 2008, Mr. White beneficially owned 91.9% of the outstanding shares of common stock of the Company.  Also pursuant to the April 2008 Agreement, Mr. Birmingham stepped down as officer and Director of the Company and Mr. White accepted appointment as the sole officer and Director of the Company.

BUSINESS OPERATIONS

Prior to October 2003, we manufactured, marketed, sold and distributed a family of hardware and software products used to test and troubleshoot components on printed circuit boards.
Since approximately October 2003, we effectively ceased all of our business operations and have not generated any revenues since that time.

On April 4, 2008, Carey Birmingham entered into an agreement with Steven L. White (the “April 2008 Agreement”), which agreement closed April 22, 2008.  Pursuant to the April 2008 Agreement, Mr. Birmingham agreed to instruct the Company to accept $20,000 in consideration for the sale of 20,000,000 newly issued shares of common stock to Mr. White. Additionally, Mr. Birmingham agreed to step down as officer and Director of the Company and Mr. White accepted appointment as the sole officer and Director of the Company.  Also pursuant to the agreement, Mr. White agreed to provide Mr. Birmingham referrals of persons to whom Mr. Birmingham could sell 800,000 shares of common stock which he holds for consideration of $50,000, which amount has been paid to date (the “Initial Shares”), and Mr. Birmingham agreed to unconditionally sell an additional 800,000 shares (the “Remaining Shares”) under the following conditions:

a.
An aggregate of 400,000 shares for consideration of $100,000 not later than ten (10) business days following the date upon which the common stock of the Company is approved for quotation on the OTC Bulletin Board, provided that Mr. Birmingham agrees to sell such shares at an earlier date if Mr. White provides referrals to him for such sales; and

b.
An aggregate of 400,000 shares for consideration of $100,000 consideration not later than ten (10) business days following the date upon which the Company closes a reverse acquisition with an operating entity, but in no event later than one year from the date of obtaining a trading symbol of the Company, provided that Mr. Birmingham agrees to sell such shares at an earlier date if Mr. White provides referrals to him for such sales.

Pursuant to the April 2008 Agreement, if the Remaining Shares are not purchased as provided above, the following shall occur:

a.	The Initial Shares shall be returned to Mr. Birmingham (they will be held in escrow pending the sale of the Remaining Shares);

b.	Mr. Birmingham shall retain the $50,000 received for those shares as liquidated damages; and

c.
Mr. White shall cancel the 20,000,000 shares issued to him (which are additionally being held in escrow pending the sale of the Remaining Shares), resign as officer and Director of the Company and reappoint Mr. Birmingham as officer and Director.

Also pursuant to the April 2008 Agreement, Mr. Birmingham released and forgave all debts owed by the Company to Mr. Birmingham and paid all outstanding debts of the Company owed to third parties.  Mr. Birmingham also negotiated a rescission of the MVI Stock Purchase.  Further, pursuant to the April 2008 Agreement, Mr. Birmingham cancelled the remaining 30,000 warrants he held to purchase shares of the Company’s stock and agreed to release the Company from any and all claims he may have against the Company.

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

The analysis of new business opportunities has and will be undertaken by or under the supervision of Steven L. White, our sole officer and Director. As of the date of this filing, we have not entered into any definitive agreement with any party, we have however had specific discussions with various parties regarding potential business combination candidates and business opportunities for us; however, as stated above, we have not entered into any definitive agreements regarding such discussions to date, other than the Stock Purchase Agreement that our former Chief Executive Officer, Carey Birmingham entered into with MVI, which was subsequently rescinded, as described above. In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

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

We presently have no employees apart from our sole officer and Director, Steven L. White. Mr. White is engaged in outside business activities and as a result, he anticipates the amount of time he will be able to devote to our business will be limited until the acquisition of a successful business opportunity has been consummated. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

RESEARCH AND DEVELOPMENT

We did not spend any funds on research and development during fiscal 2007 or 2008 to date. We do not anticipate spending any amounts on research and development until such time as we affect a business combination, if at all.

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

We do not currently engage in any business activities that provide us with positive cash flows. As such, the costs of investigating and analyzing business combinations for the next approximately twelve (12) months and beyond will be paid with our current cash on hand and through funds loaned to us by Mr. White, which may not be available on favorable terms, if at all.

During the next twelve (12) months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports, and
(ii)	costs relating to consummating an acquisition.

We believe we will be able to meet these costs with our current cash on hand and funds loaned to us by Mr. White, of which there can be no assurance, and additional amounts, as necessary, to be loaned to or invested in us by our stockholders or other investors.

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

Our current officer and Director, Steven L. White, has not had any preliminary contact or discussions with representatives of other entities regarding a business combination with us, nor has he entered into any definitive agreements or understandings to date. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

We had no revenue for the three months ended March 31, 2008 or the three months ended March 31, 2007, and have not had any revenues or operations since approximately October 2003.

We had total general and administrative expenses for the three months ended March 31, 2008 of $10,103, compared to total general and administrative expenses for the three months ended March 31, 2007 of $7,761, an increase of $2,342 or 30.2% from the prior period. Our general and administrative expenses were higher during the three months ended March 31, 2008, compared to the three months ended March 31, 2007, due to increased expenses associated with MVI Stock Purchase Agreement, which has since been cancelled as well as increased expenses associated with the preparation of and filing fees associated with our public filings.

We had interest expense of $1,477 for the three months ended March 31, 2008, compared to interest expense of $991 for the three months ended March 31, 2007, an increase in interest expense of $486 or 49.0% from the prior period.  The increase in interest expense for the three months ended March 31, 2008, compared to the three months ended March 31, 2007 was in connection with interest on our Line of Credit with our former Chief Executive Officer, Carey G. Birmingham, as described below under "Liquidity and Capital Resources," which had an outstanding balance of only $53,211 as of March 31, 2007, compared with an outstanding balance of $84,403 as of March 31, 2008, and had therefore accrued a smaller amount of interest during the three month period ended March 31, 2007, compared with the three month period ended March 31, 2008.  As of this date of this filing, Mr. Birmingham has forgiven the entire balance on the Line of Credit, pursuant to the April 2008 Agreement.

We had a net loss of $11,580 for the three months ended March 31, 2008 compared to a net loss of $8,662 for the three months ended March 31, 2007, an increase in net loss of $2,918 or 33.7% from the prior period. Our net loss increased for the current year compared to the prior year due to the $2,342 or 30.2% decrease in general and administrative expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $0 as of March 31, 2008.

We had total liabilities as of March 31, 2008 of $100,435 which consisted solely of current liabilities including accrued expenses of $16,032 and line of credit from officer of $84,403, relating to amounts loaned to us under our Line of Credit (defined below) from our former Chief Executive Officer and Director, Carey G. Birmingham.

We had negative working capital of $100,435 and a total accumulated deficit of $2,127,935 as of March 31, 2008.

We had net cash used in operating activities for the three months ended March 31, 2008 of $7,910, which consisted entirely of $11,580 of net loss and $3,670 of Accounts Payable.

We had net cash provided by financing activities for the three months ended March 31, 2008 of $7,910, which was solely due to proceeds borrowed under our Line of Credit.

In April 2006, our then Chief Executive Officer and Director Carey G. Birmingham provided us with a line of credit in the amount of $50,000 (the "Line of Credit"), which accrued interest at the rate of 8% per annum, until paid, which interest was due and payable on the 15th of each month the Line of Credit was outstanding. The Line of Credit was originally due and payable (along with any accrued and unpaid interest) on December 31, 2006, but was subsequently extended to December 31, 2007 and increased from $50,000 to $75,000 by Mr. Birmingham. Further, on November 1, 2007, Mr. Birmingham extended the maturity date on the Line of Credit to December 31, 2008 and increased the amount the Company could borrow on that Line of Credit to $95,000. As of March 31, 2008, $84,403 had been loaned under the Line of Credit and $10,597 was available for us to borrow and all monthly interest payments remained unpaid by us and had been accrued.

In connection with the April 2008 Agreement that Mr. Birmingham entered into with Steven L. White, Mr. Birmingham has agreed to forgive all debts owed to him by the Company, including the Line of Credit.  Mr. Birmingham has also notified us that as of the closing of the April 2008 Agreement, he is no longer willing to loan us money under the Line of Credit, and as a result, we will need to raise alternate financing elsewhere, which may not be available on favorable terms, if at all.

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

We do not currently have any commitments from any shareholders or our officer and Director, Steven White, to supplement our operations or provide us with financing in the future.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivable, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recently issued accounting pronouncements. The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4T. CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure due to a material weakness.  The material weakness relates to the monitoring and review of work performed by our Chief Executive Officer, who also acts as our Chief Financial Officer in the preparation of financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with their work. All of our financial reporting is carried out by our CEO/CFO, and we do not have an audit committee. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

(b)           Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 1A. RISK FACTORS

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

OUR SOLE OFFICER AND DIRECTOR IS CURRENTLY ENGAGED IN A BUSINESS VENTURE THAT COMPETES DIRECTLY WITH THE COMPANY.

Our sole officer and Director, Steven L. White is engaged in a business venture that competes directly with the Company. Since August 2006, Mr. White has been and continues as the sole officer and director of Liberty Alliance, Inc., a shell company which filed a registration statement on Form 10-SB on August 1, 2007. Since Mr. White’s position with Liberty Alliance is the same as that with the Company, and since Liberty Alliance’s business plan is the same as that of the Company, Mr. White has the sole discretion to direct a business opportunity to either Liberty Alliance or the Company. As such, Mr. White may have a conflict of interest in choosing which entity (Liberty Alliance or the Company) will benefit, if a benefit is derived, from a company that he finds as a potential target company. Mr. White may also engage affiliates and associates, which represent individuals with whom he has had or may continue to have a business relationship. These affiliates or associates of Mr. White may have business interests that are adverse to the Company’s interests. As such, Mr. White, as the Company’s sole officer and director, may have a conflict of interest when selecting a business opportunity presented to him by an affiliate or associate of his.

THERE MAY BE ADDITIONAL CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT AND OUR NON-MANAGEMENT STOCKHOLDERS.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest, in addition to the conflict discussed above under “Our sole officer and Director is currently engaged in a business venture that competes directly with the Company,” may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our stockholders.

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

We have no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Steven L. White is currently our controlling shareholder and as such currently has complete control and discretion with regard to our business and affairs.  As such, Mr. White will have complete discretion over whether or not we will enter into a business combination in the future. Management has not identified any particular industry or specific business within an industry for evaluation by us. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target company to have achieved, or without which we would not consider a business combination with such business entity. Accordingly, we may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

ANY FUTURE BUSINESS COMBINATION IS HIGHLY DEPENDENT ON THE ACTIONS OF OUR SOLE OFFICER AND DIRECTOR.

While seeking a business combination, management anticipates devoting only a limited amount of time per month to our business. We have not obtained key man life insurance on our officer/director. Our sole officer and Director, Steven L. White, holds his position contingently, and in the event that Mr. White, is unable to comply with certain terms and conditions of the April 2008 Agreement, discussed above, he is obligated to resign and reappoint our former officer and Director, Carey Birmingham, as sole officer and Director of the Company.  Thus, there is a degree of uncertainty as to the future identity of management of the Company.  Currently, Mr. White has complete control over whether we enter into a merger or acquisition in the future.  As a result, shareholders should keep in mind that they will have little to no control over what merger or acquisition, if any, we may enter into in the future.

IF THE TERMS OF THE APRIL 2008 AGREEMENT ARE NOT COMPLIED WITH, OUR SOLE OFFICER AND DIRECTOR WILL CHANGE.

Pursuant to the terms of the April 2008 Agreement (described above), in the event the Remaining Shares held by Mr. Birmingham are not sold and/or the other terms of the April 2008 Agreement are not complied with, Mr. White, our current sole officer and Director has agreed to resign and re-appoint Carey Birmingham, our former officer and Director.  As a result, Steven L. White, our current officer holds his position contingently, and as a result, our current sole officer and Director may not be the one making the ultimate decision regarding the acceptance by us of the terms and conditions of any proposed merger or acquisition and there is a degree of uncertainty as to the future identity of management of the Company.  Currently, Mr. White has complete control over whether we enter into a merger or acquisition in the future.  If he is forced to resign, Mr. Birmingham will once again have complete control over whether we enter into a merger or acquisition in the future.  As a result, shareholders should keep in mind that they will have little to no control over what merger or acquisition, if any, we may enter into in the future.

OUR AUDITOR HAS RAISED DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We have generated nominal revenues since inception; and have not generated any revenues since October 2003, nor have we had any operations since October 2003. We had an accumulated deficit of $2,127,935 as of March 31, 2008 and a working capital deficit of $100,435 as of March 31, 2008. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

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

OUR BUSINESS WILL HAVE NO REVENUES UNLESS AND UNTIL WE MERGE WITH OR ACQUIRE AN OPERATING BUSINESS.

We have had no revenues from operations for approximately the past five (5) years. We have had no operations for approximately the past five (5) years. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

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

IN THE FUTURE, WE WILL INCUR SIGNIFICANT INCREASED COSTS AS A RESULT OF OPERATING AS A FULLY REPORTING COMPANY IN CONNECTION WITH SECTION 404 OF THE SARBANES OXLEY ACT, AND OUR MANAGEMENT WILL BE REQUIRED TO DEVOTE SUBSTANTIAL TIME TO NEW COMPLIANCE INITIATIVES.

We anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, we are required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act at the end of each fiscal year.  Additionally, for our 2009 fiscal year, Section 404 will require us to obtain a report from our independent registered public accounting firm attesting to the assessment made by management.  Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

OUR SOLE OFFICER AND DIRECTOR, STEVEN L. WHITE HOLDS A MAJORITY OF OUR OUTSTANDING SHARES OF COMMON STOCK.

Our sole officer and Director, Steven L. White currently owns or controls approximately 91.9% of all the issued and outstanding capital stock of the Company. Consequently,  Mr. White controls the operations of the Company and has the ability to control substantially all matters submitted to stockholders for approval, including:

•	The adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

•	Any amendment of the Company's certificate of incorporation or bylaws;

•	The removal of any directors; and

•	The election of the board of directors;

Therefore, Mr. White will have substantial influence over our management and affairs, and other stockholders of the Company will possess no practical ability to remove our current management or effect the operations of the business of the Company. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 22, 2008, the Company sold 20,000,000 shares of common stock to Steven L. White in consideration for $20,000. The shares were sold without registration under the Securities Act of 1933, as amended, pursuant to an exemption from registration afforded by Section 4(2) thereof, and Rule 506 of Regulation D promulgated thereunder, as a transaction by an issuer not involving any public offering. Mr. White was not an accredited investor at the time of the transaction. The information required pursuant to Rule 502(b)(2)(ii) of Regulation D was provided to Mr. White at a reasonable time prior to the sale. Mr. White was also advised of the limitations on resale of the shares as provided in Rule 502(c) of Regulation D. He delivered appropriate investment representations with respect to the shares and consented to the imposition of a restrictive legend upon the stock certificate representing the shares. He represented that he had not entered into the transaction with the Company as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. He represented that he had been afforded the opportunity to ask questions of the Company’s management and to receive answers concerning the terms and conditions of the stock sale. No underwriting discounts or commissions were paid in connection with the transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) EXHIBITS

3.1 (1)	Certificate of Incorporation of Registrant

3.2 (1)	By-laws of Registrant

3.3 (2)	Certificate of Amendment to Certificate of Incorporation

3.4 (5)	Certificate of Renewal and Revival of Charter
3.5 (6)	Certificate of Amendment to Certificate of Incorporation (09/25/07)
10.1 (3)	Stock Exchange Agreement dated September 20, 1999 among certain shareholders of International Test Systems, Inc., a Texas corporation and International Test Systems, Inc., a Delaware corporation.

10.2 (4)	Asset Purchase Agreement between International Test Systems, Inc. and Pensar Technologies, LLC

10.3 (5)	Stock Purchase Agreement by and between BFP Texas, Ltd. and Promota International, Inc.

10.4 (5)	Promissory Note with Carey G. Birmingham

10.5 (5)	Master Revolving Line of Credit with Carey G. Birmingham

10.6 (5)	Master Revolving Line of Credit with BFP Texas, Ltd.
10.7 (6)	Stock Purchase Agreement by and between Carey Birmingham and Mastodon Ventures, Inc.
10.8(7)	Increased Master Revolving Credit Note with Carey G. Birmingham

10.9*	Agreement dated April 4, 2008 by and between Carey G. Birmingham and Steven L. White

31*	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(7) Filed as exhibits to our Report on Form 10-KSB for the period ended December 31, 2007, which was filed with the Commission on March 26, 2008 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED RESTAURANT MANAGEMENT, INC.

DATED: May 15, 2008	By: /s/ Steven L. White
Steven L. White
Chief Executive Officer