Form 10-Q
period 2008-06-30
UNITED RESTAURANT MANAGEMENT, INC.
filed 2008-08-13
CIK 1070799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 333-88179

UNITED RESTAURANT MANAGEMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	74-29581956
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

374 East 400 South, Springville, UT, 84663

(Address of Principal Executive Offices)

(801) 489-4802

(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐

Accelerated filer   ☐

Non-accelerated filer  ☐

Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   Yes   ☒ No   ☐

The number of shares of common stock outstanding as of August 5, 2008 was 55,485,660.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED RESTAURANT MANAGEMENT, INC.

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2008	2007

ASSETS

Cash	$5,683	$-

Current Assets	$5,683	$-

LIABILITIES

Current Liabilities
Accrued expenses	$-	$12,362
Line of credit from officer	-	76,493

Total Current Liabilities	-	88,855

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $.001 par, 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $.001 par, 100,000,000 shares
authorized, 55,485,660 and 35,485,600
shares outstanding, respectively	55,486	35,486
Additional paid in capital	2,087,576	1,992,014
Accumulated deficit	(2,137,379)	(2,116,355)

Total Stockholders’ Equity (Deficit)	5,683	(88,855)

Total Liabilities and
Stockholders’ Equity (Deficit)	$5,683	$-

See accompanying notes to unaudited financial statements.

UNITED RESTAURANT MANAGEMENT, INC.

STATEMENTS OF EXPENSES

Three and Six Months Ended June 30, 2008 and 2007

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

General & administrative	$9,444	$5,689	$19,547	$13,360

Interest expense	-	2,119	1,477	3,110

Net Loss	$(9,444)	$(7,808)	$(21,024)	$(16,470)

Basic and diluted net loss
per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common
shares outstanding	54,386,699	35,485,600	44,936,149	35,485,600

See accompanying notes to unaudited financial statements.

UNITED RESTAURANT MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2008 and 2007

(Unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,024)	$(16,470)
Adjustments to reconcile net loss
to cash used in operating activities:
Changes in:
Accounts Payable	6,707	(4,890)

NET CASH USED IN OPERATING ACTIVITIES	(14,317)	(21,360)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to related parties	-	21,360
Proceeds from issuance of stock	20,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	20,000	21,360

NET CHANGE IN CASH	5,683	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$5,683	$-

Noncash transactions
Write off of related party debt as
contribution to capital	95,562	-

See accompanying notes to unaudited financial statements.

UNITED RESTAURANT MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of United Restaurant Management, Inc., a Delaware corporation (“URM”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in URM’s 2007 Annual Report filed with the SEC on Form 10-KSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary in order to make the financial statements not misleading have been made.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2007 as reported in Form 10-KSB, have been omitted.

NOTE 2 – LINE OF CREDIT

In April 2006, our Chief Executive Officer provided us with a line of credit for $50,000, which bears interest at 8% per annum.  In 2007, the line was increased to $95,000 and extended to December 31, 2008.  As of March 31, 2008, $84,403 had been loaned under the line of credit and $11,159 of interest had been accrued.  On April 4, 2008, in conjunction with an agreement entered into by the Company, its former president and its current president, the loan balance and accrued interest were contributed to capital.

NOTE 3- GOING CONCERN

As shown in the accompanying financial statements, URM has incurred recurring net losses.  These conditions raise substantial doubt as to URM’s ability to continue as a going concern.  Management is trying to acquire or be acquired by an operating entity which would provide operating capital for the company.  In addition, URM may attempt to raise interim capital through sales of URM common stock as well as seeking financing from third parties.  The financial statements do not include any adjustments that might be necessary if URM is unable to continue as a going concern.

NOTE 4- RELATED PARTY TRANSACTION

In April 2008, Carey G. Birmingham, our former sole officer and Director, entered into an agreement with Steven L. White (the “April 2008 Agreement”), whereby the Company sold 20,000,000 shares of common stock to Mr. White for $20,000 and other consideration.  As of the closing of the April 2008 Agreement, on April 22, 2008, Mr. White beneficially owned 91.9% of the outstanding shares of common stock of the Company.

Carey Birmingham resigned as an officer and director of URM effective immediately upon acceptance of the appointment of Steven L. White as a director following the closing of the 2008 Agreement.  In addition, Mr. Birmingham forgave all debts owed to him including the Line of Credit totaling $84,403 and $11,159 of interest. He also cancelled the remaining 30,000 pre-forward split warrants he held to purchase shares of the Company’s stock and agreed to release the Company from any and all claims he may have against the Company.

NOTE 5- SUBSEQUENT EVENTS

On July 15, 2008, the Company authorized a twenty-for-one forward stock split for stock outstanding at April 21, 2008, immediately prior to the closing of the April 2008 Agreement and the issuance of the 20,000,000 shares to Mr. White.  All share and per share amounts have been restated to reflect the effect of the stock split as if the split had occurred on the first day of the first period presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF UNITED RESTAURANT MANAGEMENT, INC. ("THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2008.

OVERVIEW

Prior to October 2003, we manufactured, marketed, sold and distributed a family of hardware and software products used to test and troubleshoot components on printed circuit boards.  Since approximately October 2003, we effectively ceased all of our business operations and have not generated any revenues since that time.

On April 4, 2008, Carey Birmingham, our sole officer and director at the time, entered into an agreement with Steven L. White (the “April 2008 Agreement”), which agreement closed April 22, 2008.  Pursuant to the April 2008 Agreement, we sold 20,000,000 shares of our common stock to Mr. White for $20,000.  Additionally, Mr. Birmingham resigned as our sole officer and director and Mr. White accepted appointment as the sole officer and director.  Also pursuant to the April 2008 Agreement, Mr. Birmingham sold 16,000,000 shares of his common stock for $50,000 and agreed to sell an additional 16,000,000 shares for an additional $200,000.  If these remaining shares are not purchased, all of the shares sold by Mr. Birmingham will be returned to him and the April 2008 Agreement will be rescinded.  In such event, Mr. Birmingham will retain the initial $50,000 paid to him.

Also pursuant to the April 2008 Agreement, Mr. Birmingham released and forgave all debts owed by our company to him and he paid all outstanding debts of the company owed to third parties.  Mr. Birmingham also negotiated a rescission of a Stock Purchase Agreement he entered into with Mastodon Ventures, Inc. in September 2007.  Further, pursuant to the April 2008 Agreement, Mr. Birmingham cancelled the remaining 600,000 warrants he held to purchase shares of our common stock and agreed to release us from any and all claims he may have against our company.

Subsequently, on July 15, 2008, we filed a Certificate of Amendment to our Certificate of Incorporation to affect a 20:1 forward stock split of our issued and outstanding common stock (the “Forward Split”), with an effective date of April 21, 2008, which excluded the 20,000,000 shares issued to Mr. White on April 22, 2008.  The effects of the Forward Split are retroactively affected throughout this 10-Q, unless otherwise noted.

The July 2008 Certificate of Amendment also amended “Article Fourth” of the Certificate of Incorporation to include language permitting the Board of Directors to establish the rights and preferences of any series or class of preferred stock.  This amendment was included to correct the erroneous effect of the previous Certificate of Amendment filed September 25, 2007, which had inadvertently deleted this language from our Certificate of Incorporation.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

We had no revenue for the three months ended June 30, 2008 or the three months ended June 30, 2007, and have not had any revenues or operations since approximately October 2003.

We had total general and administrative expenses for the three months ended June 30, 2008 of $9,444, compared to total general and administrative expenses for the three months ended June 30, 2007 of $5,689, an increase of $3,755 or 66.0% from the prior period. Our general and administrative expenses were higher during the three months ended June 30, 2008, compared to the three months ended June 30, 2007, due to increased professional fees in connection with our public filings and transactions entered into by the Company during the three months ended June 30, 2008, as described above.

We had no interest expense for the three months ended June 30, 2008, compared to interest expense of $2,119 for the three months ended June 30, 2007, a decrease in interest expense of $2,119 from the prior period.  The decrease in interest expense for the three months ended June 30, 2008, compared to the three months ended June 30, 2007 was in connection with the forgiveness of the outstanding line of credit which was owed to Mr. Birmingham, our former officer and Director in connection with the April 2008 Agreement as described above, which forgiveness decreased our total interest bearing liabilities for the three months ended June 30, 2008, compared to the three months ended June 30, 2007.

We had a net loss of $9,444 for the three months ended June 30, 2008 compared to a net loss of $7,808 for the three months ended June 30, 2007, an increase in net loss of $1,636 or 21% from the prior period. Our net loss increased for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 mainly due to the $3,755 or 66.0% increase in general and administrative expenses discussed above.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007

We had no revenue for the six months ended June 30, 2008, or the six months ended June 30, 2007, and have not had any revenues or operations since approximately October 2003.

We had total general and administrative expenses for the six months ended June 30, 2008, of $19,547, compared to total general and administrative expenses for the six months ended June 30, 2007, of $13,360, an increase of $6,187 or 46.3% from the prior period. Our general and administrative expenses were higher during the six months ended June 30, 2008, compared to the six months ended June 30, 2007, due to increased professional fees in connection with our public filings and the transaction with Mr. White during the six months ended June 30, 2008, as described above.

We had interest expense of $1,477 for the six months ended June 30, 2008, compared to interest expense of $3,110 for the six months ended June 30, 2007, a decrease in interest expense of $1,633 or 52.5% from the prior period.  The decrease in interest expense for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, was in connection with the forgiveness of the outstanding line of credit which was owed to Mr. Birmingham, our former officer and director, in connection with the April 2008 Agreement as describe above, which forgiveness decreased our total interest bearing liabilities for the six months ended June 30, 2008, compared to the six months ended June 30, 2007.

We had a net loss of $21,024 for the six months ended June 30, 2008, compared to a net loss of $16,470 for the six months ended June 30, 2007, an increase in net loss of $4,554 or 27.7 % from the prior period. Our net loss increased during the six months ended June 30, 2008, compared to the six months ended June 30, 2007, due to the increase in general and administrative expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $5,683, consisting of cash, as of June 30, 2008.

We had no liabilities as of June 30, 2008, as a result of the April 2008 Agreement, pursuant to which Mr. Birmingham agreed to forgive his outstanding loans.

We have working capital of $5,683 and a total accumulated deficit of $2,137,379 as of June 30, 2008.

We had net cash used in operating activities for the six months ended June 30, 2008 of $14,317, which was due to $21,024 of net loss offset by $6,707 of accounts payable.

We had net cash provided by financing activities for the six months ended June 30, 2008 of $20,000, from the issuance of 20,000,000 shares for cash of $20,000.

In April 2006, our then Chief Executive Officer and Director, Carey G. Birmingham, provided us with a line of credit in the amount of $50,000 (the "Line of Credit"), which accrued interest at the rate of 8% per annum, until paid, which interest was due and payable on the 15th of each month the Line of Credit was outstanding. The Line of Credit was originally due and payable (along with any accrued and unpaid interest) on December 31, 2006, but was subsequently extended to December 31, 2007 and increased from $50,000 to $75,000 by Mr. Birmingham. Further, on November 1, 2007, Mr. Birmingham extended the maturity date on the Line of Credit to December 31, 2008, and increased the amount we could borrow on that Line of Credit to $95,000.  As of March 31, 2008, $84,403 had been loaned under the Line of Credit and $10,597 was available for us to borrow and all monthly interest payments remained unpaid by us and had been accrued.

In connection with the April 2008 Agreement that Mr. Birmingham entered into with Steven L. White, Mr. Birmingham forgave all debts owed to him by the company, including the Line of Credit.  Mr. Birmingham has also notified us that as of the closing of the April 2008 Agreement, he is no longer willing to loan us money under the Line of Credit, and as a result, we will need to raise alternate financing elsewhere, which may not be available on favorable terms, if at all.

We currently plan to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent, that desires to employ our funds in its business. Our principal business objective for the next twelve months and beyond, will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently have any commitments from any shareholders or from Mr. White, to provide us with financing in the future.

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

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 15, 2008, our board of directors and our principal shareholder, Steven L. White, approved a 20-for-1 forward stock split of our outstanding shares, excluding the 20,000,000 shares owned by him.  The forward stock split was effective on July 16, 2008, for all shares outstanding on April 21, 2008, the day preceding the issuance of the 20,000,000 shares to Mr. White.  .The forward stock split was approved by written consent of Mr. White who owned approximately 92% of the outstanding shares on the record date for the vote.  No meeting of shareholders was held.  Notice of the action by the majority shareholder was sent to the other shareholders on or about July 17, 2008.  The action by the board and the majority shareholder also corrected an error in the last amendment to the Certificate of Incorporation which inadvertently eliminated provisions permitting the Board to establish the rights and preferences of any series or class of preferred stock created in the future.  As of July 15, 2008, the record date for the shareholder action, there were 21,774,283 shares of common stock issued and outstanding, of which 20,000,000 were owned by Mr. White and voted for the foregoing actions.

ITEM 6. EXHIBITS

3.1	Amended Certificate of Incorporation of Registrant

31	Chief Executive Officer and Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Chief Executive Officer and Principal Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED RESTAURANT MANAGEMENT, INC.

DATED: August 12, 2008	By: /s/ Steven L. White
Steven L. White, President
(Chief Executive Officer and
Principal Financial Officer)