Form 10-Q
period 2008-09-30
UNITED RESTAURANT MANAGEMENT, INC.
filed 2008-11-14
CIK 1070799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 000-53405

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

The number of shares of common stock outstanding as of November 14, 2008 was 55,485,660.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED RESTAURANT MANAGEMENT, INC.

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2008	2007

ASSETS
Cash	$1,391
Prepaid expense	205	$-

Current Assets	$1,596	$-

LIABILITIES

Current Liabilities
Accrued expenses	$-	$12,362
Shareholder advance and accrued interest	5,023	76,493

Total Current Liabilities	5,023	88,855

STOCKHOLDERS’ DEFICIT

Preferred stock, $.001 par, 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $.001 par, 100,000,000 shares
authorized, 55,485,660 and 35,485,600
shares outstanding, respectively	55,486	35,486
Additional paid in capital	2,087,576	1,992,014
Accumulated deficit	(2,146,489)	(2,116,355)

Total Stockholders’ Deficit	(3,427)	(88,855)

Total Liabilities and
Stockholders’ Deficit	$1,596	$-

See accompanying notes to unaudited financial statements.

UNITED RESTAURANT MANAGEMENT, INC.

STATEMENTS OF EXPENSES

Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

General & administrative	$9,088	$6,882	$28,635	$20,242

Interest expense	23	1,091	1,499	4,201

Net Loss	$(9,111)	$(7,973)	$(30,134)	$(24,443)

Basic and diluted net loss
per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common
shares outstanding	55,485,600	35,485,600	48,478,301	35,485,600

See accompanying notes to unaudited financial statements.

UNITED RESTAURANT MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,134)	$(24,443)
Adjustments to reconcile net loss
to cash used in operating activities:
Changes in:
Accounts Payable	6,707	(2,449)
Prepaid expense	(205)
Accrued interest	23

NET CASH USED IN OPERATING ACTIVITIES	(23,609)	(26,892)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to related parties	5,000	26,892
Proceeds from issuance of stock	20,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	25,000	26,892

NET CHANGE IN CASH	1,391	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$1,391	$-

Noncash transactions
Write off of related party debt as
contribution to capital	$95,562	$-

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

NOTE 4- RELATED PARTY TRANSACTION

In September 2008, Lorikeet, Inc. which is 100% owned by Steven L. White, our sole officer and Director, advanced the company $5,000 at 8% interest per annum due September 9, 2009.

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

Carey Birmingham resigned as an officer and director of URM effective immediately upon acceptance of the appointment of Steven L. White as a director following the closing of the 2008 Agreement.  In addition, Mr. Birmingham forgave all debts owed to him including the Line of Credit totaling $84,403 and $11,159 of interest. He also cancelled the remaining 600,000 warrants he held to purchase shares of the Company’s stock and agreed to release the Company from any and all claims he may have against the Company.

NOTE 5- STOCK SPLIT

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF UNITED RESTAURANT MANAGEMENT, INC. ("THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2008.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

We had no revenue for the three months ended September 30, 2008 or the three months ended September 30, 2007, and have not had any revenues or operations since approximately October 2003.

We had total general and administrative expenses for the three months ended September 30, 2008 of $9,088, compared to total general and administrative expenses for the three months ended September 30, 2007 of $6,882, an increase of $2,206 or 32.0% from the prior period. Our general and administrative expenses were higher during the three months ended September 30, 2008, compared to the three months ended September 30, 2007, due to increased professional fees in connection with our submission of Form 211 to FINRA.

We had interest expense of $23 for the three months ended September 30, 2008, compared to interest expense of $1,091 for the three months ended September 30, 2007, a decrease in interest expense of $1,068 from the prior period.  The decrease in interest expense for the three months ended September 30, 2008, compared to the three months ended September 30, 2007 was in connection with the forgiveness of the outstanding line of credit which was owed to Mr. Birmingham, our former officer and Director in connection with the April 2008 Agreement as described above, which forgiveness decreased our total interest bearing liabilities for the three months ended September 30, 2008, compared to the three months ended September 30, 2007.

We had a net loss of $9,111 for the three months ended September 30, 2008 compared to a net loss of $7,973 for the three months ended September 30, 2007, an increase in net loss of $1,138 or 14.2% from the prior period. Our net loss increased for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 mainly due to the increase in professional fees discussed above.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

We had no revenue for the nine months ended September 30, 2008, or the nine months ended September 30, 2007, and have not had any revenues or operations since approximately October 2003.

We had total general and administrative expenses for the nine months ended September 30, 2008, of $28,635, compared to total general and administrative expenses for the nine months ended September 30, 2007, of $20,242, an increase of $8,393 or 41.4% from the prior period. Our general and administrative expenses were higher during the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, due to increased professional fees in connection with our public filings, submission of Form 211 and the transaction with Mr. White during the nine months ended September 30, 2008, as described above.

We had interest expense of $1,499 for the nine months ended September 30, 2008, compared to interest expense of $4,201 for the nine months ended September 30, 2007, a decrease in interest expense of $2,702 or 64.3% from the prior period.  The decrease in interest expense for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, was in connection with the forgiveness of the outstanding line of credit which was owed to Mr. Birmingham, our former officer and director, in connection with the April 2008 Agreement as describe above, which forgiveness decreased our total interest bearing liabilities for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007.

We had a net loss of $30,134 for the nine months ended September 30, 2008, compared to a net loss of $24,443 for the nine months ended September 30, 2007, an increase in net loss of $5,691 or 23.3 % from the prior period. Our net loss increased during the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, due to the increase in general and administrative expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $1,596, which consisted of $1,391 in cash and $205 in prepaid expenses, as of September 30, 2008.

We have $5,023 in liabilities as of September 30, 2008, which consisted of a note payable of $5,000 and accrued interest of $23.

We had negative working capital of $3,427 and a total accumulated deficit of $2,146,489 as of September 30, 2008.

We had net cash used in operating activities for the nine months ended September 30, 2008 of $23,609, which was due to $30,134 of net loss offset by $6,707 of accounts payable, an increase of $205 in prepaid expense, an a offset of $23 in accrued interest.

We had net cash provided by financing activities for the nine months ended September 30, 2008 of $25,000, from the issuance of 20,000,000 shares for cash of $20,000 and issuance of a $5,000 promissory note.

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

UNITED RESTAURANT MANAGEMENT, INC.

DATED: November 14, 2008	By: /s/ Steven L. White
Steven L. White, President
(Chief Executive Officer and
Principal Financial Officer)