Form 10-K
period 2008-12-31
UNITED RESTAURANT MANAGEMENT, INC.
filed 2009-03-23
CIK 1070799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

 X

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number: 333-88179

UNITED RESTAURANT MANAGEMENT, INC.

(Exact name of Registrant as specified in its charter)

Delaware	74-29581956
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

374 East 400 South, Suite #3, Springville, UT	84663
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:  (801) 489-4802

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes          No   X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.      .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X     No        (2)  Yes   X     No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

Accelerated Filer      .

Non-accelerated Filer

Smaller reporting company   X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   X     No     .

Because the stock of the registrant was not quoted for trading until September 2008, it is unable to provide the average bid and asked price of the Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter and thus cannot provide the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

At March 15, 2009, there were 55,485,660 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Table of Contents

PART I

4

Item 1.  Business

4

ITEM 1A.  Risk Factors

8

ITEM 1B.  Unresolved Staff Comments

8

ITEM 2.  Properties

8

ITEM 3.  Legal Proceedings

8

ITEM 4.  Submission Of Matters To A Vote Of Security Holders

8

PART II

9

ITEM 5.  Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

9

Item 6.  Selected Financial Data

10

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

10

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

10

ITEM 8.  FINANCIAL STATEMENTS And Supplementary Data

11

ITEM 9.  Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

11

Item 9A.  Controls and Procedures

11

Item 9A(T).  Controls and Procedures

11

PART III

13

Item 10.  Directors, Executive Officers and Corporate Governance

13

ITEM 11.  Executive Compensation

14

ITEM 12.  Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

14

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, And Director Independence

15

ITEM 14.  Principal Accountant Fees And Services

16

PART IV

17

ITEM 15.  Exhibits, Financial Statement Schedules

17

Forward Looking Statements

The statements contained in this report that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information.  Forward-looking statements include the information concerning our search for an operating company, possible or assumed future operations, business strategies, need for financing, competitive position, potential growth opportunities, ability to retain and recruit personnel, the effects of competition and the effects of future legislation or regulations.  Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “will,” “should,” “anticipates,” “expects,” “could,” “plans,” or comparable terminology or by discussions of strategy or trends.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct.  Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report.  While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, changes in regulation of shell or blank check companies; the general economic downturn; a further downturn in the securities markets; our ability to raised needed operating funds and continue as a going concern; and other risks and uncertainties.  Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those expected.  We disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

There may also be other risks and uncertainties that we are unable to identify and/or predict at this time or that we do not now expect to have a material adverse impact on our business.

Introductory Comment

Throughout this Annual Report on Form 10-K, unless otherwise designated, the terms “we,” “us,” “our,” “the Company” and “our Company” refer to United Restaurant Management, Inc., a Delaware corporation.

PART I

ITEM 1.  BUSINESS

Overview and Development of the Company

The original business of the Company was commenced in 1996 through a Texas Corporation.  Our Company was thereafter incorporated in the State of Delaware on September 20, 1999, as International Test Systems, Inc.  With the organization of the Delaware corporation, we acquired all of the assets and certain liabilities of the Texas corporation and exchanged shares of our Company for all of the outstanding shares of the Texas corporation which was thereafter dissolved.  We ceased principal operations by December 31, 2003.  In September 2007, the Company filed a Certificate of Amendment to its Certificate of Incorporation to affect a name change to United Restaurant Management, Inc. in connection with a proposed transaction which was abandoned.  The Company has no subsidiaries.

Effective September 18, 2007, we reverse split the outstanding shares of common stock at the rate of 1-for-25.  On July 15, 2008, we authorized a forward split at the rate of 20-for-1 for all common shares which were outstanding on April 21, 2008, the effective date of the forward split (collectively the “Stock Splits”).  The effects of the Stock Splits are retroactively stated throughout this report, unless otherwise noted.

On April 4, 2008, Steven L. White entered into an agreement with Carey G. Birmingham, the sole officer, director and principal shareholder of the Company at the time, to acquire 20,000,000 shares of common stock from the Company for $20,000 and to accept appointment as the sole director of the Company. The closing of the agreement was held on April 22, 2008.  At closing the Company sold 20,000,000 shares of common stock to Steven L. White for $20,000.  As a result of the closing, control of the Company changed from Mr. Birmingham to Mr. White, who became the sole executive officer and director, and principal shareholder of the Company.  The 20,000,000 shares issued to Mr. White were not subject to the 20-for-1 forward stock split which was effective for all shares immediately prior to the issuance of these shares to Mr. White.  Also in connection with the change of control transaction, Mr. Birmingham agreed to sell 32,000,000 shares of common stock owned by him to persons referred by Mr. White.  Thereafter, Mr. Birmingham sold 24,000,000 of these shares to 1st Orion Corp.  As part of this transaction, Mr. Birmingham also forgave all obligations owed by the Company to him, including amounts owed under the Company’s line of credit with him. Mr. Birmingham also cancelled warrants to purchase up to 600,000 shares.

The Company is a shell company and is seeking potential business acquisitions or opportunities to enter into in an effort to again initiate business operations.  The Company has been engaged in preliminary discussions with, and has commenced preliminary due diligence on, a potential target company.  The Company has retained counsel to assist management in the acquisition process and has prepared a draft letter of intent in connection with these preliminary discussions.  However, no letter of intent has been executed by either party and there are currently no agreements with respect to any acquisition.

Business of the Company

Selection of a Business

The Company anticipates that businesses for possible acquisition will be referred by various sources, including its sole officer and director, shareholders, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.  The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of its sole officer and director and his affiliates, as well as indirect associations between him and other business and professional people.  By relying on “word of mouth,” the Company may be limited in the number of potential acquisitions it can identify.  While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company.

Compensation to a finder or business acquisition firm may take various forms, including a one-time cash payment, payments based on a percentage of revenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements.  Consequently, the Company is currently unable to predict the cost of utilizing such services.

The Company will not restrict its search to any particular business, industry, or geographical location, and management may evaluate and enter into any type of business in any location.  The Company may participate in a newly organized business venture or a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems.  Participation in a new business venture entails greater risks since in many instances management of such a venture will not have proved its ability, the eventual market of such venture’s product or services will likely not be established, and the profitability of the venture will be unproved and cannot be predicted accurately.  If the Company participates in a more established firm with existing financial problems, it may be subjected to risk because the financial resources of the Company may not be adequate to eliminate or reverse the circumstances leading to such financial problems.

In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation in the real value of the Company.

The analysis of new businesses will be undertaken by or under the supervision of the sole officer and director.  In analyzing prospective businesses, management will consider, to the extent applicable, the following: the available technical, financial, and managerial resources, working capital and other prospects for the future, the nature of present and expected competition, the quality and experience of management services which may be available and the depth of that management, the potential for further research, development, or exploration, the potential for growth and expansion, the potential for profit, the perceived public recognition or acceptance of products, services, or trade or service marks, name identification and other relevant factors.

The decision to participate in a specific business may be based on management’s analysis of the quality of the other firm’s management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and other factors which are difficult, if not impossible, to analyze through any objective criteria.  It is anticipated that the results of operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, and other factors.

The Company will analyze all available factors and make a determination based on a composite of available facts, without reliance on any single factor.  The period within which the Company may participate in a business cannot be predicted and will depend on circumstances beyond the Company’s control, including the availability of businesses, the time required for the Company to complete its investigation and analysis of prospective businesses, the time required to prepare appropriate documents and agreements providing for the Company’s participation, and other circumstances.

Acquisition of a Business

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted.  The structure of the particular business acquisition will be approved by the Board of Directors and may not require the approval of the Company’s shareholders.  Notwithstanding the above, the Company does not intend to participate in a business through the purchase of minority stock positions.  Upon the consummation of a transaction, it is likely that the present management and shareholders of the Company will not be in control of the Company.  In addition, it is anticipated that the current sole officer and director would resign in favor of new management designated by the target company without a vote of the Company’s stockholders.

In the event the Company enters into an acquisition transaction with another entity, the Company will be required to report the transaction in a Current Report on Form 8-K within four business days following the execution of the agreement, and any amendment thereto, and within four business days following the closing of the transaction.  In addition, because the Company is a shell company, if the transaction results in the Company no longer being a shell company, it will be required to file within four business days a Current Report on Form 8-K which includes the information that would be required if the Company were filing a general form for registration of securities on Form 10 reflecting the Company and its securities upon consummation of the transaction, including information on the new business and management of the Company after closing.

In connection with the Company’s acquisition of a business, the present shareholders of the Company, including current management, may, as a negotiated element of the acquisition, sell a portion or all of the Company’s Common Stock held by them at a significant premium over their original investment in the Company.  It is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders in order to reduce the number of “restricted securities” held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company’s Common Stock that could result from substantial sales of such shares after the restrictions no longer apply.  As a result of such sales, affiliates of the entity participating in the business reorganization with the Company would acquire a higher percentage of equity ownership in the Company.  Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances.  Furthermore, the Company’s shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

In the event sales of shares by present stockholders of the Company, including current management, is a negotiated element of a future acquisition, a conflict of interest may arise because our sole director will be negotiating for the acquisition on behalf of the Company and for sale of his or shareholders’ shares for his own or the shareholders’ respective accounts.  Where a business opportunity is well suited for acquisition by the Company, but affiliates of the business opportunity impose a condition that management sell shares at a price which is unacceptable to our sole director, management may not sacrifice his or the shareholders’ financial interest for the Company to complete the transaction.  Where the business opportunity is not well suited, but the price offered management for the shares is high, management will be tempted to effect the acquisition to realize a substantial gain on the shares in the Company.  Management has not adopted any policy for resolving the foregoing potential conflicts, should they arise, and does not intend to obtain an independent appraisal to determine whether any price that may be offered for their shares is fair.  Stockholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests of the Company and its stockholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws.  Securities, including shares of the Company’s Common Stock, issued by the Company in such a transaction would be “restricted securities” as defined in Rule 144 promulgated by the Securities and Exchange Commission.  Under amendments to Rule 144 recently adopted by the Commission, and which take effect on February 15, 2008, these restricted securities could not be resold under Rule 144 until the following conditions were met:  the Company ceased to be a shell company; it remained subject to the Exchange Act reporting obligations; filed all required Exchange Act reports during the preceding 12 months; and at least one year had elapsed from the time the Company filed “Form 10 information” reflecting the fact that it had ceased to be a shell company.  In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter.  Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by the Company in these circumstances would entail substantial expense to the Company.  The issuance of substantial additional securities and their potential sale into any trading market that may develop in the Company’s securities may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to structure the acquisition as a so-called “tax-free” event under sections 351 or 368(a) of the Internal Revenue Code of 1986, (the “Code”).  In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity.  In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity.  Section 368(a)(1) of the Code provides for tax-free treatment of certain business reorganizations between corporate entities where one corporation is merged with or acquires the securities or assets of another corporation.  Generally, the Company will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company’s voting securities.  It is not uncommon, however, that as a negotiated element of a transaction completed in reliance on section 368, the acquiring corporation issue securities in such an amount that the shareholders of the acquired corporation will hold 50% or more of the voting stock of the surviving entity.  Consequently, there is a substantial possibility that the shareholders of the Company immediately prior to the transaction would retain substantially less than 50% of the issued and outstanding shares of the surviving entity.  It is anticipated that these shareholders would in fact retain less than 5% control of the Company after a reverse acquisition.

Therefore, regardless of the form of the business acquisition, it may be anticipated that stockholders immediately prior to the transaction will experience a significant reduction in their percentage of ownership in the Company.

Notwithstanding the fact that the Company is technically the acquiring entity in the foregoing circumstances, generally accepted accounting principles will ordinarily require that such transaction be accounted for as a capital transaction by the other entity owning the business and, therefore, will not permit a write-up in the carrying value of the assets of the other company.

The manner in which the Company participates in a business will depend on the nature of the business, the respective needs and desires of the Company and other parties, the management of the business, and the relative negotiating strength of the Company and such other management.

The Company will participate in a business only after the negotiation and execution of appropriate written agreements.  Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

Operation of Business After Acquisition

The Company’s operation following its acquisition of a business will be dependent on the nature of the business and the interest acquired.  It is unlikely that current shareholders would be in control of the Company or that present management would be in control of the Company following the acquisition.  It may be expected that the business will present various risks, which cannot be predicted at the present time.

Governmental Regulation

It is impossible to predict the government regulation, if any, to which the Company may be subject until it has acquired an interest in a business.  The use of assets and/or conduct of businesses that the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation.  In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company.  In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation.  The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

Competition

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business.  There is no assurance that the Company will be successful in obtaining suitable investments.

Employees

The Company currently has no employees.  Steven White, the Company’s President and principal shareholder, will devote such time to the affairs of the Company as he deems appropriate.  Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full- time employees so long as it is seeking and evaluating businesses.  The future need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Because we are neither an accelerated filer or a large accelerated filer, nor a well-known seasoned issuer, we have elected not to provide the information required by this item.

ITEM 2.  PROPERTIES

The Company has no office facilities and does not presently anticipate the need to lease commercial office space or facilities.  For now the office of Steven White, the President and principal shareholder, is being used as the Company address.  The Company may lease commercial office facilities in the future at such time as operations have developed to the point where the facilities are needed, but has no commitments or arrangements for any facilities.  There is no assurance regarding the future availability of commercial office facilities or terms on which the Company may be able to lease facilities in the future, nor any assurance regarding the length of time the present arrangement may continue.

ITEM 3.  LEGAL PROCEEDINGS

No legal proceedings are reportable pursuant to this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock was approved for quotation on the OTC Bulletin Board on December 10, 2008.  No shares are believed to have traded since the approval of the quotation.  The Common Stock is also quoted on the Pink Sheets.  The trading symbol for the Common Stock is “UREM.”   The table below sets forth for the period indicated the quarterly high and low bid prices as reported by the Pink Sheets; no bid prices were published until fourth quarter of 2008 and trading did not commence until first quarter of 2009.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2008	Fourth	$0.10	$0.10

The Company’s Common Stock is considered to be penny stock under rules promulgated by the Securities and Exchange Commission. Under these rules, broker-dealers participating in transactions in these securities must first deliver a risk disclosure document which describes risks associated with these stocks, broker-dealers’ duties, customers’ rights and remedies, market and other  information, and make suitability determinations approving the customers for these stock transactions based on financial situation, investment experience and objectives.  Broker-dealers must also disclose these restrictions in writing, provide monthly account statements to customers, and obtain specific written consent of each customer.  With these restrictions, the likely effect of designation as a penny stock is to decrease the willingness of broker- dealers to make a market for the stock, to decrease the liquidity of the stock and increase the transaction cost of sales and purchases of these stocks compared to other securities.

The Company has been a shell company since approximately December 31, 2003.  As a result, we are subject to the provisions of Rule 144(i) which limit reliance on the Rule by shareholders owning stock in a shell company.   Under current interpretations, unregistered shares issued after the Company became a shell company could not be resold under Rule 144 until the following conditions were met:  we ceased to be a shell company; we remained subject to the Exchange Act reporting obligations; we filed all required Exchange Act reports during the preceding 12 months; and at least one year had elapsed from the time we filed “Form 10 information” reflecting the fact that we had ceased to be a shell company.

Outstanding Warrants

As of December 31, 2008, we had 536,000 shares of common stock subject to outstanding warrants to purchase shares of our common stock at an exercise price of $0.0625 per share. The warrants are fully vested and are exercisable for shares of our common stock at any time prior to April 28, 2015.

Holders

At December 31, 2008, the Company had 65 shareholders of record.  The number of record holders was determined from the records of the Company’s transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  The Company has appointed Interwest Transfer Company, Inc., Salt Lake City, Utah, to act as its transfer agent for the Common Stock.

 Dividends

The Company has not declared or paid any cash dividends on its Common Stock during the two fiscal years ended December 31, 2008, or in any subsequent period.  The Company does not anticipate or contemplate paying dividends on its Common Stock in the foreseeable future.  The only restrictions that limit the ability to pay dividends on common equity, or that are likely to do so in the future, are those restrictions imposed by law.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2008, we had not adopted any compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

Purchases of Equity Securities

There were no purchases made during the fourth quarter of the fiscal year ended December 31, 2008, by or on behalf of our Company or any affiliated purchaser of shares or other units of any class of our equity securities registered pursuant to Section 12 of the Exchange Act.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes thereto as included with this report.

Years Ended December 31, 2008 and 2007

We have at December 31, 2008, $708 available cash on hand and have a cumulative deficit of $2,160,527.  We did not generate any revenues or have operations either during the years ended December 31, 2008, and 2007.  Net loss during the year ended December 31, 2008, was $44,172 compared to $37,631 for year ended December 31, 2007.  Expenses for the year ended December 31, 2008, consisted of general and administrative expenses of $42,573 and interest expense of $1,599.  Expenses for the year ended December 31, 2007, consisted of general and administrative expenses of $30,550 and interest expense of $7,081.  The general and administrative expenses during 2008 were primarily due to professional, legal, and accounting fees associated with our public filings.

Liquidity and Capital Resources

At December 31, 2008, we had $708 in available cash on hand and $18,173 in liabilities, including $13,051 of accrued expenses, $5,122 in a related party shareholder advance and accrued interest.  We had a working capital deficit of $17,465 at December 31, 2008.

We anticipate our expenses for the next twelve months will be approximately $20,000.  At the present time management does not believe the Company has sufficient working capital to meet its needs for the year ending December 31, 2009.  Therefore, management will seek financing through loans or sale of common stock.  In September 2008 the president advanced the Company $5,000, and in March 2009 the company received an additional $5,600 from the president, or a company owned by him.  Management anticipates that it will rely on further advances from our president, or shareholders, to meet the Company’s short-term cash needs.  However, the Company has no agreements to that effect.

Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period.  Although we have entered into negotiations with a company, we currently have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future.  Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire.  Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

Our current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company.

Off-Balance Sheet Arrangements

During the years ended December 31, 2008 and 2007, we did not engage in any off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required pursuant to this item are included immediately following the signature page of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants reportable pursuant to this item.

ITEM 9A.  CONTROLS AND PROCEDURES

As a smaller reporting company, we have elected not to provide the information required by this item.  Rather, we have provided the information set forth in Item 9A(T) below.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

 Our President, who serves as our principal executive officer and our principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure due to material weaknesses in our internal control.  A discussion of the material weaknesses in our disclosure controls and procedures is set forth below.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting

Our management consists solely of Steven White, our Chief Executive Officer (“CEO”) and our Principal Financial Officer (“PFO”), who is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  As a result, our internal control system is limited in its scope and capabilities, although, based on our CEO/PFO’s general business experience, is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles.

Because of inherent limitations of having a single officer and director, our system of internal control over financial reporting may not prevent or detect misstatements.  Our management, including our sole executive and accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on his evaluation, he concluded that there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This material weakness relates to the monitoring and review of work performed by our CEO, who also acts as our principal financial officer in the preparation of financial statements, footnotes and financial data provided to the Company’s independent registered public accounting firm in connection with the annual audit.  All of our financial reporting is carried out by our CEO/PFO, and we do not have an audit committee.  This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

Since our Company has no ongoing operations and is, at this time, a “blank check” or “shell” company, as defined in the Securities Act, we are making an effort to mitigate this material weakness to the fullest extent possible.  This is done by having our CEO/PFO review all of our financial reporting requirements for reasonableness.  All unexpected results are investigated.  At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it will be immediately implemented.  As soon as our finances allow, we plan to hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our CEO/PFO.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

The Company did not fail to file any information required to be filed in a report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2008.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Management

The following table sets forth the name and ages of, and position or positions held by, our sole executive officer and director

Name	Age	Position(s)	Director Since	Employment Background
Steven White	54	Director, President, Chief Executive Officer, Secretary and Treasurer	2008

Mr. White earned his Bachelor of Science Degree from Brigham Young University in 1980 with a major in accounting and a minor in English.  He is a member of the American Institute of Certified Public Accountants and has been employed by firms located in Utah and Colorado.  Since 1983, Mr. White has been employed in private accounting and has been the controller of several small businesses. He has been the owner and president and director of Sparrow, Inc., a small consulting business from 2000 to present; the president and director of eNutrition, Inc., from 2000 to 2003, a publicly traded company which sold nutritional products; the president and director of Excel Publishing, Inc., a publicly traded small publishing company from the fall of 2002 to the spring of 2003; the president and director of New Horizon Education, Inc., a publicly traded educational software company from 1998 to 2003; and the controller and chief financial officer of Phoenix Ink, LLC, a financial newsletter publisher, from 1999 to 2001.  Mr. White is currently serving as a director of USATCO, Inc., Millstream Ventures, Inc., and United Restaurant Management, Inc., each of which is a reporting company.

On November 17, 2006, Mr. White, on behalf of and as president of Liquitek Enterprises, Inc., a Nevada corporation, filed in United States Bankruptcy Court District of Nevada, a petition of bankruptcy under Chapter 11, which on August 24, 2007, was subsequently dismissed.  Mr. White became the president of Liquitek Enterprises, Inc. on September 15, 2006.  Liquitek Enterprises, Inc. is not an affiliate of our company and Mr. White is no longer an officer or director of Liquitek Enterprises, Inc.

Directors are elected to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.  Annual meetings of the stockholders, for the selection of directors to succeed those whose terms expire, are to be held at such time each year as designated by the Board of Directors.  Officers of the Company are elected by the Board of Directors.  Each officer holds his office until his successor is elected and qualified or until his earlier resignation or removal.

Code of Ethics

The Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, because it has not commenced any material business operations.

Overview of Director Nominating Process

The Board of Directors does not have a standing nominating committee or committee performing similar functions. The Board of Directors also does not currently have a policy for the qualification, identification, evaluation or consideration of director candidates. The Board of Directors does not believe that a defined policy with regard to the qualification, identification, evaluation or consideration of candidates recommended by stockholders is necessary at this time due to the lack of operations and the fact that we have not received any stockholder recommendations in the past.  Director nominees are considered solely by our current sole director.

Audit Committee Financial Expert

Our Board of Directors performs the duties that would normally be performed by an audit committee.  Given our lack of operations prior to any merger, our Board of Directors believes that its current member has sufficient knowledge and experience necessary to fulfill the duties and obligations of the audit committee for our Company. The Board of Directors has determined that the Company does not have an audit committee financial expert, due to lack of funds.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

Steven White has served as our chief executive officer since April 2008.  From January to April 2008 Carey Birmingham served as our chief executive officer.  Neither Mr. White or Mr. Birmingham, nor any other person received compensation from us during the years ended December 31, 2008 or 2007, which would be reportable pursuant to this item.

Equity Awards

Neither Mr. White nor Mr. Birmingham held any unexercised options, stock that had not vested, or equity incentive plan awards at December 31, 2008.

Director Compensation

No compensation was paid to or earned by any director during the year ended December 31, 2008.

Compensation Committee Interlocks and Insider Participation

No compensation was paid to or earned by any executive officer during the year ended December 31, 2008, and we have had no compensation committee.  During the year ended December 31, 2008, no officer participated, and the Board of Directors did not engage, in deliberations concerning executive officer compensation.  Also during the year ended December 31, 2008, no executive officer or director of our Company served as an executive officer or director of another entity, one of whose executive officers or directors served on the board of directors of our Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners of More than Five Percent, Directors, and Management

The following table sets forth certain information from reports filed by the named parties, or furnished by current management, concerning the ownership of our Common Stock as of March 15, 2009, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our Common Stock; (ii) all directors and executive officers; and (iii) our directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Steven White 386 North 210 East Mapleton, UT 84664	20,000,000	36.1%
Executive Officers and Directors as a Group (1 Person)	20,000,000	36.1%
1st Orion Corp. P.O. Box 338 West Jordan, UT 84084	24,000,000(3)	43.3%
Carey Birmingham 20022 Creek Farm San Antonio, TX 78259	16,478,800(4)	29.7%

(1)  This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission.  Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table.  As of the date of this table, there are no outstanding options or warrants.

(2)  Applicable percentages are based on 55,485,660 shares of our Common Stock outstanding on March 15, 2009.

(3)  Includes 8,000,000 shares over which Mr. Birmingham has sole voting power.

(4)  Includes 8,000,000 shares owned by 1st Orion Corp. over which Mr. Birmingham retains sole voting power.

Change of Control

We anticipate that a change of control will occur when a new business venture is acquired.  Our business plan is to seek and, if possible, acquire an operating entity through a reverse acquisition transaction with the operating entity.  By its nature, a reverse acquisition generally entails a change in management and principal shareholders of the surviving entity.   While management cannot predict the specific nature of the form of the reverse acquisition, it is anticipated that at the closing of the process, the current sole officer and director would resign in favor of persons designated by the operating company and that the shareholders of the operating entity would receive a controlling number of shares in our company, thus effecting a change in control of the company.

Equity Compensation Plan Information

As of December 31, 2008, the Company had not adopted any compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In September 2008, Lorikeet, Inc. which is 100% owned by Steven L. White, our sole officer and director, advanced the Company $5,000 at 8% interest per annum due September 9, 2009, and again in March 2009, Lorikeet, Inc. advanced the Company $5,600 at 8% interest per annum due March 3, 2010.

In April 2008, Carey G. Birmingham, our former sole officer and Director, entered into an agreement with Steven L. White (the “April 2008 Agreement”), whereby the Company sold 20,000,000 shares of common stock to Mr. White for $20,000 and other consideration.  As of the closing of the April 2008 Agreement, on April 22, 2008, Mr. White beneficially owned 91.9% of the outstanding shares of common stock of the Company, at that time.

Carey Birmingham resigned as an officer and director of URM effective immediately upon acceptance of the appointment of Steven L. White as a director following the closing of the April 2008 Agreement.  In addition, Mr. Birmingham forgave all debts owed to him including the Line of Credit totaling $84,403 and $11,159 of interest. He also cancelled the remaining 600,000 warrants he held to purchase shares of the Company’s stock and agreed to release the Company from any and all claims he may have against the Company.  As a result of this transaction the line of credit for up to $95,000 previously furnished by Mr. Birmingham was cancelled.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent.  As a result, we have adopted the independence standards of the American Stock Exchange to determine the independence of our directors and those directors serving on our committees.  These standards provide that a person will be considered an independent director if he or she is not an officer of the Company and is, in the view of the Company’s Board of Directors, free of any relationship that would interfere with the exercise of independent judgment.  Our Board of Directors has determined that our sole director is not independent.  We have no audit committee.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid

Malone Bailey   served as our independent registered public accounting firm for the fiscal years ended December 31, 2008 and 2007.  The following fees were paid to our independent registered public accounting firm for services rendered during our last two fiscal years:

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2008 and 2007 were $14,000 and $7,210, respectively.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the fiscal years ended December 31, 2008 and 2007.

Tax Fees

There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning in the fiscal years ended December 31, 2008 and 2007.

All Other Fees

There were no other fees billed for products or services provided by the principal accountant, other than those previously reported above, for the fiscal years ended December 31, 2008 and 2007.

Audit Committee

Our auditor has not provided any non-audit services in the past and does not anticipate providing any non-audit services to the Company.  In the event non-audit services are contemplated in the future, our Board of Directors, which functions in the capacity of an audit committee, will consider whether the non-audit services provided by our auditors to us would be compatible with maintaining the independence of our auditors and whether the independence of our auditors would be compromised by the provision of such services.  Our Board of Directors pre-approves all auditing services and would approve any permitted non-audit services contemplated in the future, including the fees and terms of those services, to be performed for us by our independent auditor prior to engagement.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2008 and 2007

Statements of Operations for the years ended December 31, 2008 and 2007

Statement of Stockholders’ Equity from December 31, 2006, through December 31, 2008

Statements of Cash Flows for the years ended December 31, 2008 and 2007

Notes to Financial Statements

Exhibits

The following exhibits are included with this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
2.1	Agreement dated April 4, 2008	10-Q	333-88179	10.9	5/15/08
3.1	Articles of Incorporation					X
3.2	Bylaws	SB-1	333-88179	2.2	9/30/99
10.1	Master Revolving Credit Note with Carey Birmingham	10-KSB	333-88179	10.8	3/26/08
31.1	Rule 13a-14(a) Certification by Principal Executive and Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive and Principal Financial Officer					X

Signature Page Follows

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED RESTAURANT MANAGEMENT, INC.

Date:  March 20, 2009

By: /s/ Steven L. White

              Steven White, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:  March 20, 2009

By: /s/ Steven L. White

Steven White, Director and President (Principal Executive and Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

United Restaurant Management, Inc.

Springville, UT

We have audited the accompanying balance sheets of United Restaurant Management, Inc. as of December 31, 2008 and 2007 and the related statements of expenses, stockholders' deficit, and cash flows for the two years then ended. These financial statements are the responsibility of United Restaurant Management, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Restaurant Management, Inc. as of December 31, 2008 and 2007 and the statements of expenses and cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/Malone & Bailey, P.C.

www.malone−bailey.com

Houston, TX

March 20, 2009

UNITED RESTAURANT MANAGEMENT, INC.

BALANCE SHEETS

	December 31,	December 31,
	2008	2007

CURRENT ASSETS
Cash	$708	$-

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current Liabilities:
Accrued expenses	$13,051	$12,362
Line of credit from officer	5,122	76,492

Total Current Liabilities	18,173	88,855

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par,
10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par,
100,000,000 shares authorized,55,485,660 and
35,485,660 shares issued and outstanding	55,486	35,486
Additional paid-in capital	2,087,576	1,992,014
Accumulated deficit	(2,160,527)	(2,116,355)

Total Stockholders’ Deficit	(17,465)	(88,855)

Total Liabilities and Stockholders’ Deficit	$708	$-

See accompanying summary of accounting policies and notes to  financial statements.

UNITED RESTAURANT MANAGEMENT, INC.

STATEMENTS OF EXPENSES

Years Ended December 31, 2008 and 2007

	2008	2007

General & administrative	$42,573	$30,550
Interest expense	1,599	7,081

Net loss	$(44,172)	$(37,631)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding	49,911,830	35,485,660

See accompanying summary of accounting policies and notes to financial statements.

UNITED RESTAURANT MANAGEMENT, INC

STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2008 and 2007

			Additional
		Common Stock	Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balances, Dec. 31, 2006	35,485,660	$35,486	$1,992,014	$(2,078,724)	$(51,224)

Net loss	-	-	-	(37,631)	(37,631)

Balances, Dec. 31, 2007	35,485,660	35,486	1,992,014	(2,116,355)	(88,855)

Capital Contribution	-	-	95,562	-	95,562

Common Stock issued
for Cash	20,000,00	20,000	-	-	20,000

Net loss	-	-		(44,172)	(44,172)

Balances, Dec. 31, 2008	55,485,660	$55,486	$2,087,576	$(2,160,527)	$(17,465)

See accompanying summary of accounting policies and notes to  financial statements.

UNITED RESTAURANT MANAGEMENT, INC

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008 and 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(44,172)	$(37,631)
Adjustments to reconcile net loss
to cash used in operating activities:
Changes in accrued expenses	19,758	3,238

NET CASH USED IN OPERATING ACTIVITIES	(24,414)	(34,393)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in line of credit from officer	5,122	34,393
Issuance of Common Stock for cash	20,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	25,122	34,393

NET CHANGE IN CASH	708	-

CASH AT BEGINNING OF THE YEAR	-	-

CASH AT END OF THE YEAR	$708	$-

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash transaction
Write-off of related party debt
as contributed capital	$95,562	$-

See accompanying summary of accounting policies and notes to  financial statements.

UNITED RESTAURANT MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. International Test Systems, Inc. (ITS) was originally formed in Texas on September 20, 1996 to manufacture, market, sell and distribute a family of hardware and software products used to test and troubleshoot components on printed circuit boards. This Texas corporation was dissolved in Texas in September 1999 and separately incorporated in Delaware with substantially identical ownership on September 20, 1999.

Basis of Presentation.  In September 2007, ITS changed its name to United Restaurant Management, Inc. (URM) and affected a 1:25 reverse stock split of our issued and outstanding common stock.  In April 2008 the Company affected a 1:20 forward stock split of our issued and outstanding common stock. The affects of the Reverse and Forward Splits were retroactively affected throughout the financial statements.

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

Revenue Recognition. Revenue is recognized when the earning process is complete and the risks and rewards of ownership have transferred to the customer.

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

Basic and diluted earnings per share. Basic earnings per share equals net earnings divided by weighted average shares outstanding during the year. Diluted earnings per share include the impact of common stock equivalents using the treasury stock method when the effect is dilutive. Basic and diluted are the same for 2008 and 2007 due to antidilutive effects of common stock equivalents.

Recently issued accounting pronouncements. URM does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on URM’s results of operations, financial position or cash flows.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, URM has incurred recurring net losses.  These conditions create an uncertainty as to URM’s ability to continue as a going concern.  Management is attempting to raise additional capital through sales of URM common stock as well as seeking financing from third parties.  The financial statements do not include any adjustments that might be necessary if URM is unable to continue as a going concern.

NOTE 3 – LINE OF CREDIT

In April 2006, our former Chief Executive Officer provided us with a line of credit for $50,000, which carried interest at 8% per annum.  In 2007, the line was increased to $95,000 and extended to December 31, 2008.  As of March 31, 2008, $84,403 had been loaned under the line of credit and $11,159 of interest had been accrued.  On April 4, 2008, in conjunction with an agreement entered into by URM, its former Chief Executive Officer and its current President, the loan balance and accrued interest, totaling $95,562, were contributed to capital and the line of credit was cancelled.

NOTE 4 – RELATED PARTY TRANSACTION

In September 2008, Lorikeet, Inc. which is 100% owned by Steven L. White, our sole officer and Director, advanced the company $5,000 at 8% interest per annum due September 9, 2009.

In April 2008, Carey G. Birmingham, our former sole officer and Director, entered into an agreement with Steven L. White (the “April 2008 Agreement”), whereby URM sold 20,000,000 shares of common stock to Mr. White for $20,000 and other consideration.  As a result of the closing, control of the Company changed from Mr. Birmingham to Mr. White, who became the sole executive officer and director, and principal shareholder of the Company.  The 20,000,000 shares issued to Mr. White were not subject to the 20-for-1 forward stock split which was effective for all shares immediately prior to the issuance of these shares to Mr. White.

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

The company offices in the office of the President on a rent free month to month basis.

NOTE 5 – WARRANTS

Summary information regarding outstanding warrants is as follows:

	Weighted
	Average
	Exercise	Exercise
	Warrants	Price

Outstanding at December 31, 2006	1,136,000	$ .0625

No activity	-

Outstanding at December 31, 2007	1,136,000	$ .0625

Cancelled on April 4, 2008	(600,000)

Outstanding at December 31, 2008	536,000	$ .0625

All warrants outstanding as of December 31, 2008 are exercisable.

NOTE 6 - INCOME TAXES

Due to the changes in control in October 2003 and in April 2008, the net operating loss is limited under Section 382 of the Internal Revenue Code.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  Net operating loss carryforwards approximated $100,000 as of December 31, 2008 and expire twenty years from when incurred.

At December 31, deferred tax assets consisted of the following:

	2008	2007

Deferred tax assets
Net operating losses	$15,270	$8,700
Less: valuation allowance	(15,270)	(8,700)

Net deferred tax asset	$-	$-

NOTE 7 – STOCK PURCHASE AGREEMENT

In September 2007, our then majority owner, Carey Birmingham, our sole officer and Director, entered into a Stock Purchase Agreement with Mastodon Ventures, Inc.(“MVI”)), whereby he agreed to sell an aggregate of  90.2% of our outstanding common stock to MVI, under certain terms and conditions.  The agreement was terminated in April 2008.