Form 10-Q
period 2009-03-31
UNITED RESTAURANT MANAGEMENT, INC.
filed 2009-05-04
CIK 1070799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 X .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

     .

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 000-53405

UNITED RESTAURANT MANAGEMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	74-2958195
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

374 East 400 South, Suite #3, Springville, UT, 84663

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

Yes   X .    No       .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer .	Accelerated Filer .
Non-Accelerated Filer .	Smaller Reporting Company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes   X .    No       .

The number of shares of common stock outstanding as of April 30, 2009 was 6,165,073.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED RESTAURANT MANAGEMENT, INC.

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2009	2008

ASSETS
Cash	$9	708

LIABILITIES

Current Liabilities
Accounts payable	$18,175	$13,051
Shareholder advance and accrued interest	15,860	5,122

Total Current Liabilities	34,035	18,173

STOCKHOLDERS’ DEFICIT

Preferred stock, $.001 par, 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $.001 par, 100,000,000 shares
authorized, 6,165,073 and 6,165,073
shares outstanding, respectively	6,165	6,165
Additional paid in capital	2,136,897	2,136,897
Accumulated deficit	(2,177,088)	(2,160,527)

Total Stockholders’ Deficit	(34,026)	(17,465)

Total Liabilities and
Stockholders’ Deficit	$9	$708

See accompanying notes to unaudited financial statements.

UNITED RESTAURANT MANAGEMENT, INC.

STATEMENTS OF EXPENSES

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

	Three Months
	Ended March 31,
	2009	2008

General & administrative	$16,423	$10,103

Interest expense	138	1,477

Net Loss	$(16,561)	$(11,580)

Basic and diluted net loss
per common share	$(0.00)	$(0.00)

Weighted average common
shares outstanding	6,165,073	3,942,844

See accompanying notes to unaudited financial statements.

UNITED RESTAURANT MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

	Three Months Ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,561)	$(11,580)
Adjustments to reconcile net loss
to cash used in operating activities:
Changes in:
Accounts payable	5,124	3,670
Accrued interest	138	-

NET CASH USED IN OPERATING ACTIVITIES	(11,299)	(11,111)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to related parties	10,600	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,600	-

NET CHANGE IN CASH	(699)	-

CASH AT BEGINNING OF PERIOD	708	-

CASH AT END OF PERIOD	$9	$-

Supplemental Disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to unaudited financial statements.

UNITED RESTAURANT MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of United Restaurant Management, Inc., a Delaware corporation (“URM”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in URM’s 2008 Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary in order to make the financial statements not misleading have been made.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2008 as reported in Form 10-K, have been omitted.

NOTE 2- GOING CONCERN

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

NOTE 3- RELATED PARTY TRANSACTION

In March 2009, Lorikeet, Inc. which is 100% owned by Steven L. White, our sole officer and Director, advanced the company $5,600 at 8% interest per annum due September 1, 2009.  Accrued interest on the advance totaled $102 at March 31, 2009.

In March 2009, 1st Orion Corp., a shareholder of the Company, advanced the Company $5,000 at 8% interest per annum due September 29, 2009.  Accrued interest on the advance totaled $36 at March 31, 2009.

NOTE 4- STOCK SPLIT

On March 25, 2009, shareholders owning or holding voting control of an aggregate of 4,053,200 shares, or approximately 66% of the total outstanding shares on such date, approved an amendment to the Company’s Certificate of Incorporation to effect a 1-for-9 reverse split of our outstanding shares of common stock.  The reverse split became effective on April 30, 2009.

All share and per share amounts have been restated to reflect the effect of the stock splits as if the split had occurred on the first day of the first period presented.

NOTE 5- SUBSEQUENT EVENT

In April 2009, Lorikeet, Inc. which is 100% owned by Steven L. White, our sole officer and Director, advanced the company a total of $7,500.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF UNITED RESTAURANT MANAGEMENT, INC. ("THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2009.

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

On March 25, 2009, Steven L. White and Carey G. Birmingham, shareholders owning or holding voting control of an aggregate of 36,478,800 shares, or approximately 66% of the total outstanding shares on such date, approved an amendment to the Company’s Certificate of Incorporation to effect a 1-for-9 reverse split of our outstanding shares of common stock.  The purpose of the reverse stock split is to attract potential operating businesses.  The reverse split became effective on April 30, 2009 (the “Effective Date”).  The effects of the reverse stock split are retroactively affected throughout this 10-Q.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

We had no revenue for the three months ended March 31, 2009 or the three months ended March 31, 2008, and have not had any revenues or operations since approximately October 2003.

We had total general and administrative expenses for the three months ended March 31, 2009 of $16,423, compared to total general and administrative expenses for the three months ended March 31, 2008 of $10,103, an increase of $6,320 or 38.5% from the prior period. Our general and administrative expenses were higher during the three months ended March 31, 2009, compared to the three months ended March 31, 2008, due to increased professional fees in connection with filing our annual report.

We had interest expense of $138 for the three months ended March 31, 2009, compared to interest expense of $1,477 for the three months ended March 31, 2008, a decrease in interest expense of $1,339 from the prior period.  The decrease in interest expense for the three months ended March 31, 2009, compared to the three months ended March 31, 2008 was in connection with the forgiveness of the outstanding line of credit which was owed to Mr. Birmingham, our former officer and Director in connection with an April 2008 Agreement. The forgiveness decreased our total interest bearing liabilities for the three months ended March 31, 2009, compared to the three months ended March 31, 2008.

We had a net loss of $16,561 for the three months ended March 31, 2009 compared to a net loss of $11,580 for the three months ended March 31, 2008, an increase in net loss of $4,981 or 30% from the prior period. Our net loss increased for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 mainly due to the increase in professional fees discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $9, which consisted of cash, as of March 31, 2009.

We have $34,035 in liabilities as of March 31, 2009, which consisted of accounts payable of $18,175 and notes payable of $15,600 with accrued interest of $260.

We had negative working capital of $34,026 and a total accumulated deficit of $2,177,088 as of March 31, 2009.

We had net cash used in operating activities for the three months ended March 31, 2009 of $11,299, which was due to $16,561 of net loss offset by $5,124 of accounts payable, and an a offset of $138 in accrued interest.

We had net cash provided by financing activities for the three months ended March 31, 2009 of $10,600, from the issuances of promissory notes.

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

We do not currently have any commitments from any shareholders or from Mr. White to provide us with financing in the future.  However, in April 2009, Lorikeet, Inc. which is 100% owned by Steven L. White, our sole officer and Director, advanced the company a total of $7,500.  Mr. White has made a verbal commitment to raise cash through loans or shareholder advances to meet the Company’s ongoing needs for the next year.

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

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 25, 2009, our board of directors and our principal shareholder, Steven L. White, approved a 1-for-9 reverse stock split of our outstanding shares. The reverse stock split was effective on April 30, 2009, for all shares outstanding on March 25, 2009. The reverse stock split was approved by written consent of Mr. White who owned approximately 66% of the outstanding shares on the record date for the vote. No meeting of shareholders was held. Notice of the action by the majority shareholder was sent to the other shareholders on or about March 25, 2009.

The certificate of amendment filed with the State of Delaware to reflect this reverse stock split mistakenly stated the authorized number of common shares as 20,000,000 and the number of authorized preferred shares as 5,000,000. A certificate of correction was filed to correct the number of authorized common shares of 100,000,000 and preferred shares of 10,000,000. A corrected copy of the Certificate of Incorporation is included as an exhibit to this report.

ITEM 6. EXHIBITS

3.1	Certificate of Incorporation

31	Chief Executive Officer and Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Chief Executive Officer and Principal Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED RESTAURANT MANAGEMENT, INC.

DATED: April 30, 2009	By: /s/ Steven L. White
Steven L. White, President
(Chief Executive Officer and
Principal Financial Officer)