Form 10-Q
period 2009-06-30
OPTIMIZED TRANSPORTATION MANAGEMENT, INC.
filed 2009-08-19
CIK 1070799

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

     . TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-53405

OPTIMIZED TRANSPORTATION MANAGEMENT, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	74-2958195
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

707 Grant Street, Suite #2307, Pittsburgh, PA, 15219

(Address of Principal Executive Offices)

(412) 258-2260

(Issuer’s Telephone Number, including Area Code)

United Restaurant Management, Inc.

(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer ¨	.	Smaller reporting company	X .
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No      .

There were 8,000,000 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of June 30, 2009.

OPTIMIZED TRANSPORTATION MANAGEMENT, INC.

OPTIMIZED TRANSPORTATION MANAGEMENT, INC.
Consolidated Balance Sheets

(Unaudited)

	June 30, 2009	June 30, 2008
Assets
Current assets -
Cash and cash equivalents	$28,527	$4,547
Accounts receivable	703,834	44,425
Other receivables	100,826	74,145
Total current assets	833,187	123,117

Fixed assets -
Furniture and equipment, net	10,586	-
Software	220,060	-
Total fixed assets	230,646	-

Other Assets
Advance WLSV	715,983
Deposits and other assets	10,445	10,445
Total long term assets	726,428	10,445
Total assets	$1,790,261	$133,562

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities -
Accounts payable	$26,963	$61,317
Accrued expenses	1,287,662	24,123
Due to lender	315,690	11,350
Notes payable	75,000	25,726
Due to shareholder	27,000	-
Total current liabilities	1,732,315	122,516

Total liabilities	1,732,315	122,516

Stockholders' equity:
Preferred stock, Series A $0.001 par value, 10,000,000 shares authorized;	700	-
700,000 shares issued and outstanding
Preferred stock, Series B $0.001 par value, 10,000,000 shares authorized;	500
500,000 shares issued and outstanding
Common stock, $0.001 par value, 100,000,000 shares authorized;	8,000	200
issued and outstanding: 8,000,000 at June 30, 2009
Additional paid-in capital	(8,998)	-
Retained earnings (deficit)	57,744	10,846
Total stockholders’ equity	57,946	11,046
Total liabilities and stockholders’ equity	$1,790,261	$133,562

The accompanying notes form an integral part of these consolidated financial statements.

OPTIMIZED TRANSPORTATION MANAGEMENT, INC.
Consolidated Statements of Operations
(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2009	2008	2009	2008

Revenue	$2,048,437	$145,136	$5,277,992	$272,761
Cost of transportation	1,480,574	110,414	4,233,030	142,919
Gross profit	567,862	34,722	1,044,962	129,842

Selling, general and administrative expenses	482,366	111,007	1,020,374	187,171
Total operating expenses	482,366	111,007	1,020,374	187,171

Income (loss) from operations	85,496	(76,285)	24,588	(57,329)

Other income (expense):
Interest expense	(38,290)	(10,572)	(39,276)	(10,586)
Total other income (expense)	(38,290)	(10,572)	(39,276)	(10,586)

Income (loss) before income tax (expense) benefit	47,206	(86,858)	(14,687)	(67,915)

Income tax (expense) benefit	-	-	-	-

Net income (loss)	$47,206	$(86,858)	$(14,687)	$(67,915)

Net income (loss) per common share – basic	$0.0059	$-	$(0.0018)	$-
Net income (loss) per common share – diluted	$0.0031	$-	$(0.0010)	$-

Weighted average shares outstanding:
Basic shares	8,000,000	-	8,000,000	-
Diluted shares	15,000,000	-	15,000,000	-

The accompanying notes form an integral part of these consolidated financial statements.

OPTIMIZED TRANSPORTATION MANAGEMENT, INC.

Consolidated Statement of Stockholders’ Equity

(Unaudited)

					Additional	Retained	Total
	Common Stock		Preferred Stock		Paid in	Earnings	Stockholders
	SHARES	AMOUNT	SHARES	AMOUNT	Capital	(Deficit)	Deficit

Balance at June 30, 2008	$ 200	$ 200	$ -	$ -	$ -	$ 10,846	$ 11,046

Shares issued for acquisition of Federal Logistics, Inc. and Optimized Transportation Software, Inc.	5,500,000	5,500	1,200,000	1,200	-	-	6,700

Recapitalization	2,499,800	2,300	-	-	(8,998)	61,585	54,887

Net (loss) for the six months ended June 30, 2009	-	-	-	-	-	(14,687)	(14,687)

Balance at June 30, 2009	$8,000,000	$ 8,000	$1,200,000	$ 1,200	$ (8,998)	$ 57,744	$ 57,946

OPTIMIZED TRANSPORTATION MANAGEMENT, INC.
Consolidated Statements of Cash Flows
(unaudited)

	For six months ended June 30,
	2009	2008

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net (loss)	$(14,687)	$(67,915)

ADJUSTMENTS TO RECONCILE NET (LOSS)TO NET CASH
PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
CHANGE IN ASSETS AND LIABILITIES -
accounts receivable	818,721	(44,425)
other receivables	(81,614)	(74,145)
accounts payable	(204,871)	61,317
other accrued costs	(39,388)	24,123

Net cash provided by operating activities	478,160	(101,045)

CASH FLOWS USED FOR INVESTING ACTIVITIES:
purchase of surety bond	-	(10,445)
software development costs	(170,696)	-

Net cash used for investing activities	(170,696)	(10,445)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
proceeds from note payable	75,000	25,726
payments on notes	(20,062)	-
payments on advances	(455,379)	-
net proceeds from credit facility	128,135	11,350
net proceeds from recapitalization	3,443	78,961

Net cash provided by financing activities	(268,863)	116,037

NET INCREASE IN CASH	38,601	4,547

CASH, BEGINNING OF THE PERIOD	(10,074)	-

CASH, END OF PERIOD	$28,527	$4,547

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$55,853	$-

The accompanying notes form an integral part of these consolidated financial statements.

OPTIMIZED TRANSPORTATION MANAGEMENT, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

The Company

Optimized Transportation Management, Inc. (the “Company”) did not directly carry on any business operations immediately prior to the acquisition that took place on June 30, 2009. All of the Company business operations are now conducted through its wholly-owned subsidiaries Federal Logistics, Inc. (FL) & Optimized Transportation Software, Inc. (OTSI). FL & OTSI are located at 707 Grant Street, Pittsburgh, PA 15219. FL & OTSI are engaged in the supply chain logistics business.

The Company is driving to be a total solution provider of supply chain execution software and services to our target market of manufacturers and distributors. The mission is to provide the most efficient, reliable, easy-to-use supply chain management system for the midsized market, at an affordable price, backed by superior customer support.

We plan on achieving these goals through organic growth and acquisition.

The current Supply Chain Management (SCM ) and Supply Chain Execution (SCE) markets are highly fragmented with many vendor companies only focusing on a small segment of the overall supply chain. Some of the larger competitors supply either the software or the transportation management processes in the chain and cater primarily to the Fortune 1000 market with much higher costs. However, in today’s economy, most companies are attempting to do more with less. We believe there is a current unserved market for SCM and SCE for midsized manufacturing and distribution companies. The Company feels it can capitalize on this unmet need, by marketing ever increasing parts of the supply chain to our large base of customers for quick and enhanced market entry.

Our supply chain operation will consist of the following components:

•

Freight Agents - Ground Transportation of freight via Truck (48 States)

•

Warehousing Agents - Storage and sub-assembly of Customer inventory

•

Intermodal Agents - Containers transporting freight between rail, ship or air

•

Freight Forwarding Agents - Manages freight between ports of entry

•

OTSI - Software service that helps customers manage and track their freight and assets throughout the supply chain

Our business plan is to build a full service supply chain logistics company by developing a management system for midsized manufacturers and distributors, and providing the necessary transportation services to complement the system thereby meeting 100% of our customer’s logistical needs. We plan on achieving these goals through organic growth, and acquisition of historically profitable businesses, that fill the various niches of the supply chain. Toward that we have identified and are pursuing the acquisition of historically profitable companies we feel will allow us to complete our plan.

Interim Disclosure

The consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company’s management believes that the disclosures are adequate to make the information presented not misleading. The Company’s management suggests that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The interim period information included in this Quarterly Report on Form 10-Q reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of the Company’s management, necessary for a fair statement of the results of the respective interim periods. This June 30, 2009 10-Q has not been reviewed by our independent registered certified public accountants who are expected to compile their review shortly Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

Basis of Presentation

The consolidated financial statements include the accounts of Optimized Transportation Management, Inc. and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Use of Estimates

The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include revenue recognition, accruals for the cost of purchased transportation, accounting for the issuance of shares and share based compensation, fair value of acquired assets and liabilities, the assessment of the recoverability of long-lived assets (specifically goodwill and acquired intangibles), the establishment of an allowance for doubtful accounts and the valuation allowance for deferred tax assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results could differ from those estimates.

b) Cash and Cash Equivalents

For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less which are not securing any corporate obligations.

c) Concentration

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

d) Accounts Receivable

The Company’s receivables are recorded when billed and represent claims against third parties that will be settled in cash. The carrying value of the Company’s receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The Company evaluates the collectability of accounts receivable on a customer-by-customer basis. The Company records a reserve for bad debts against amounts due to reduce the net recognized receivable to an amount the Company believes will be reasonably collected. The reserve is a discretionary amount determined from the analysis of the aging of the accounts receivables, historical experience and knowledge of specific customers.

e) Property & Equipment

Technology (computer software, hardware, and communications), furniture, and equipment are stated at cost, less accumulated depreciation over the estimated useful lives of the respective assets. Depreciation is computed using five to seven year lives for vehicles; communication, office, furniture, and computer equipment and the double declining balance method. Computer software is depreciated over a three year life using the straight line method of depreciation. For leasehold improvements, the cost is depreciated over the shorter of the lease term or useful life on a straight line basis. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in other income or expense. Expenditures for maintenance, repairs and renewals of minor items are charged to expense as incurred. Major renewals and improvements are capitalized.

Under the provisions of Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, the Company capitalizes costs associated with internally developed and/or purchased software systems that have reached the application development stage and meet recoverability tests. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, payroll and payroll-related expenses for employees who are directly associated with and devote time to the internal-use software project and capitalized interest, if appropriate. Capitalization of such costs begins when the preliminary project stage is complete and ceases no later than the point at which the project is substantially complete and ready for its intended purpose.

Costs for general and administrative, overhead, maintenance and training, as well as the cost of software that does not add functionality to existing systems, are expensed as incurred.

f) Commitments

The Company has operating lease commitments, some of which are for office space and are under non-cancelable operating leases expiring at various dates through October 2012. Future annual commitments for years ending December 31, 2009 through 2013 are $31,297, $31,297, $31,297, and $26,081, respectively.

g) Income Taxes

Taxes on income are provided in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax bases of particular assets and liabilities. Deferred tax assets and liabilities are measured using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company accounts for uncertain income tax positions in accordance with FAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (“FIN 48”), which was adopted by the Company on July 1, 2008. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain income tax positions taken or expected to be taken in an income tax return. Estimated interest and penalties are recorded as a component of interest expense or other expense, respectively.

h) Revenue Recognition and Purchased Transportation Costs

The Company recognizes revenue on a gross basis, in accordance with Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," as a result of the following: The Company is the primary obligor responsible for providing the service desired by the customer and is responsible for fulfillment, including the acceptability of the service(s) ordered or purchased by the customer. At the Company’s sole discretion, it sets the prices charged to its customers, and is not required to obtain approval or consent from any other party in establishing its prices. The Company has multiple suppliers for the services it sells to its customers, and has the absolute and complete discretion and right to select the supplier that will provide the product(s) or service(s) ordered by a customer, including changing the supplier on a shipment-by-shipment basis. In most cases, the Company determines the nature, type, characteristics, and specifications of the service(s) ordered by the customer. The Company also assumes credit risk for the amount billed to the customer.

We recognize revenue for our software division as we bill monthly maintenance fees. The software division revenue is not significant at this time and is not reported as a segment.

As a non-asset based carrier, the Company does not own transportation assets. The Company generates the major portion of its freight revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to its customers. We recognize revenue on a transportation shipment when delivered and record estimated costs related to that shipment based on the paperwork received by us at delivery.

i) Basic and Diluted Income Per Share

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted income per share. Basic income per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares, such as stock options, had been issued and if the additional common shares were dilutive.

For the three months ended June 30, 2009 and 2008, the weighted average outstanding number of dilutive common shares totaled 8,000,000 and 0, respectively.

For the nine months ended June 30, 2009 and 2008, the weighted average outstanding number of dilutive common shares totaled 8,000,000 and 0, respectively.

NOTE 3 – FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	June 30,	June 30,
	2009	2008
Office equipment	$10,586	$0
	10,586	0
Less: Accumulated depreciation and amortization	(0)	(0)
Furniture and equipment – net	$10,586	$0

Depreciation and leasehold amortization expense for the nine months ended June 30, 2009 was $0 and for the nine months ended June 30, 2008 was $0.

NOTE 4 – TERM DEBT

In February 2009, the Company’s $500,000 million revolving credit facility (Facility) was increased from $0.5 million to $1 million. The Facility is collateralized by accounts receivable and other assets of the Company and its subsidiaries. Advances under the Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes. Borrowings under the facility bear interest at the Bank’s prime rate plus 2.00%. The Facility provides for advances of up to 85% of the Company’s eligible accounts receivable.

As of June 30, 2009, the Company had $315,690 in advances under the Facility.

At June 30, 2009, based on available collateral, there was $0 available for borrowing under the Facility based on advances outstanding.

NOTE 5 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value at $.001 per share. On June 30, 2009, the Company issued 700,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) and 500,000 shares of Series B Preferred Stock (“Series B Preferred Stock”) as part of the acquisition of Federal Logistics, Inc. (FL) and Optimized Transportation Software, Inc. (OTSI), becoming wholly-owned subsidiaries of the Company. Series A is convertible to common on a ten for one basis.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, par value at $.001 per share. On June 30, 2009 the Company issued 5,500,000 shares of common stock to purchase 100% of the outstanding shares of Federal Logistics, Inc. (FL) and Optimized Transportation Software, Inc. (OTSI). Prior to the transaction, the Registrant had a total of 6,165,073 shares issued and outstanding, of which 3,665,073 were cancelled at the closing, resulting in a total number of outstanding common shares post closing of 8,000,000.

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued SFAS No. 165 Subsequent Events. SFAS No. 165 establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before the financial statements are issued. SFAS No. 165 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 was effective for the Company beginning with our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009 and had no impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Standards - a Replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. SFAS No. 168 will be effective for the Company on July 1, 2009 and will not have a material effect on our consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with the financial statements and the related notes and other information included elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding future operating performance, events, trends and plans. All statements other than statements of historical fact contained herein, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues and costs, and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation thereon or similar terminology or expressions. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. While it is impossible to identify all of the factors that may cause our actual operating performance, events, trends or plans to differ materially from those set forth in such forward-looking statements, such factors include the inherent risks associated with our ability to: (i) to acquire a transportation company to use as a “platform” upon which we can build a profitable global supply chain logistics company; (ii) continue the development of our transportation management software product; (iii) maintain the future operations of our agency business, (iv) continue to grow our businesses; (v) locate acquisition candidates that meet our stringent requirements; (vi) secure the financing necessary to acquire suitable companies that fit our strategy; (vii) remain competitive in our industry, (viii) hire excellent management and staff to continue our growth; (ix) be able to comply with current and future governmental regulations affecting the transportation industry in general and our operations in particular; and (xii) assess and respond to such other factors which may be identified from time to time in our Securities and Exchange Commission (SEC) filings and other public announcements including all subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. Except as required by law, we assume no duty to update or revise our forward-looking statements.

Overview

We are a supply chain logistics company headquartered in Pittsburgh, Pennsylvania. Our operations are conducted through our two wholly owned subsidiaries, Federal Logistics, Inc. (FL) and Optimized Transportation Software, Inc. (OTSI). FL is engaged in the business of global supply chain management. The Company currently operates a domestic logistics business. The Company is a non-asset based logistics company providing domestic logistics management services through a network of agent offices across North America. FL has a diversified account base, including manufacturers, distributors and retailers using a network of independent carriers throughout North America

OTSI has been the leading provider of Transportation Management System software for the last 30 years. The Company has developed the industry’s leading software, Optivity Suite, in use by hundreds of companies across North America. The technology is sound, proven, feature rich and solid.

The Optivity Suite is now an application accessed over the internet, eliminating the need to buy expensive hardware and software to run the Transportation Management Software applications in house, also reducing the need for extra IT personnel. All access to the application is via the internet, accessing our servers hosted in world class data centers located around the globe providing 24x7x365 availability. All data is backed up nightly in a hardened archive for easy access in case of emergency.

OTSI is driving to become the complete Supply Chain Management provider as well as the leader in Supply Chain Execution in the industry for the small to medium sized manufacturers, retailers, and distributors. The Company intends to become our customer’s trusted partner for all their supply chain management needs from sourcing, intermodal, warehousing and sub-assembly, local and long distance delivery, freight tracking, and all back office operations. OTSI will be the one stop shop in managing all of our customer supply chain needs. Our support staff is here to ensure that our customer’s inventory and / or products make it to its destination on time and under budget.

Performance Metrics

Our principal source of income is derived from our agents providing freight dispatch services to our customers. Our agents negotiate with our customers a cost for the movement of their freight. Our agents then arrange the assignment of our customer’s freight to a trucking company and we assume the payment of that negotiated cost. Our revenue represents the total dollar value of services we charge to our customers. Our transportation cost is the direct cost of transportation charged by the motor carrier.

As it is our intent to continue to grow by way of strategic acquisitions, the operating results of the Company will be affected as acquisitions occur. Since all acquisitions are generally made using the purchase method of accounting for business combinations, our financial statements will only include the results of operations and cash flows of acquired companies for periods subsequent to the date of acquisition.

Results of Operations

For the three months ended June 30, 2009 (actual and unaudited) and June 30, 2008 (actual and unaudited)

We generated revenue of $2,048,437 and $157,541 and gross profit of $565,132 and $57,469 for the three months ended June 30, 2009 and 2008, respectively. Net income was $44,476 for the three months ended June 30, 2009 compared to a loss of $68,033 for the three months ended June 30, 2008.

We had adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) of $82,766 for the three months ended June 30, 2009 EBITDA was a negative 68,033 for the three months ended June 30, 2008. EBITDA, is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We incur no depreciation charges related to property, plant and equipment, and no amortization charges, including amortization of leasehold improvements and other intangible assets. The financial markets believe EBITDA is useful in evaluating and measuring our financial performance, liquidity. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements

The following table summarizes June 30, 2009 (actual and unaudited) and June 30, 2008 (actual and unaudited) revenue, cost of transportation and gross profit:

	Three months ended June 30,		Change
	2009	2008	Amount	Percent

Revenue	$2,048,437	$157,541	$1,890,896	120%
Cost of transportation	1,483,304	100,073	1,383,231	138%

Gross profit	$565,132	$57,469	$507,663	88%
Net margins	28%	36%

Revenue was $2,048,437 for the three months ended June 30, 2009, an increase of 120% over revenue of $157,541 for the three months ended June 30, 2008. The increase was due primarily to additional agency revenues.

Cost of transportation increased to $1,483,304 for the three months ended June 30, 2009 compared to $100,073 for the three months ended June 30, 2008 as a result of the additional revenues.

Net margins decreased to 28% of revenue for the three months ended June 30, 2009 as compared to 36% of revenue for the three months ended June 30, 2008. The decrease in net margins in the current quarter was due to the higher percentage of freight sales which generally have lower margins.

The most significant cost in selling, general and administrative costs is agent commissions. Commission costs were $246,002 for the three months ended June 30, 2009, an increase over $3,653 for the three months ended June 30, 2008.

Other selling, general and administrative costs net of agent commissions were $236,364 for the three months ended June 30, 2009. There was no depreciation and amortization costs.

Income from operations was $82,766 for the three months ended June 30, 2009 compared to a loss from operations of $68,033 for the three months ended June 30, 2008.

Other expense was $38,290 for the three months ended June 30, 2009. There was no other expense for the three months ended June 30, 2008.

Net income was $44,476 for the three months ended June 30, 2009, compared to a net loss of $68,033 for the three months ended June 30, 2008.

For the six months ended June 30, 2009 (actual and unaudited) and June 30, 2008 (actual and unaudited)

We generated revenue of $5,277,992 and $285,167 and gross profit of $1,042,232 and $137,589 for the six months ended June 30, 2009 and 2008, respectively. Net loss was $17,417 for the six months ended June 30, 2009 compared to a loss of $54,625 for the six months ended June 30, 2008.

We had adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) of $21,858 for the six months ended June 30, 2009 EBITDA was a negative 54,625 for the six months ended June 30, 2008. EBITDA, is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We incur no depreciation charges related to property, plant and equipment, and no amortization charges, including amortization of leasehold improvements and other intangible assets. The financial markets believe EBITDA is useful in evaluating and measuring our financial performance, liquidity. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements

The following table summarizes June 30, 2009 (actual and unaudited) and June 30, 2008 (actual and unaudited) revenue, cost of transportation and gross profit:

	Six months ended June 30,		Change
	2009	2008	Amount	Percent

Revenue	$5,277,992	$285,167	$4,992,825	1751%
Cost of transportation	4,235,760	147,578	4,088,182	2770%

Gross profit	$1,042,232	$137,589	$904,643	657%
Net margins	20%	48%

Revenue was $5,277,992 for the six months ended June 30, 2009, an increase of 1751% over revenue of $285,167 for the six months ended June 30, 2008. The increase was due primarily to additional agency revenues.

Cost of transportation increased to $4,235,760 for the six months ended June 30, 2009 compared to $114,578 for the six months ended June 30, 2008 as a result of the additional revenues.

Net margins decreased to 20% of revenue for the six months ended June 30, 2009 as compared to 48% of revenue for the six months ended June 30, 2008. The decrease in net margins in the current quarter was due to the higher percentage of freight sales which generally have lower margins.

The most significant cost in selling, general and administrative costs is agent commissions. Commission costs were $613,283 for the six months ended June 30, 2009, an increase over $3,653 for the six months ended June 30, 2008.

Other selling, general and administrative costs net of agent commissions were $407,091 for the six months ended June 30, 2009. There was no depreciation and amortization costs.

Income from operations was $21,858 for the six months ended June 30, 2009 compared to a loss from operations of $54,625 for the six months ended June 30, 2008.

Other expense was $39,276 for the six months ended June 30, 2009. Other expense for the six months ended June 30, 2008 was $54,550.

Net loss was $17,417 for the six months ended June 30, 2009, compared to a net loss of $54,625 for the six months ended June 30, 2008.

Liquidity and Capital Resources

Net cash used in operating activities for the six months ended June 30, 2009 was $1,066,992 compared to net cash used in operating activities for the six months ended June 30, 2008 of $87,755. The change was principally driven by growth from the addition of agency business resulting in an increase in receivables.

Net cash used for investing activities was $730,646 for the six months ended June 30, 2009 compared to net cash used of $10,445 for the six months ended June 30, 2008. Use of cash for the six months ended June 30, 2009 consisted primarily of additional software development costs.

Net cash provided by financing activities for the six months ended June 30, 2009 was $1,821,654 compared to net cash provided by financing activities of $102,747 for the six months ended June 30, 2008. Net cash provided by financing activities for the six months ended June 30, 2009, consisted primarily of borrowings for operations. Net cash provided by financing activities for the six months ended June 30, 2008, consisted primarily of borrowings.

Credit Facility

The Company has a $1million trade credit agreement with FTrans Corporation. The trade credit agreement is collateralized by accounts receivable and other assets of the Company and subsidiaries. Advances under the trade credit agreement are available to fund future acquisitions, capital expenditures or for other corporate purposes. Borrowings under the trade credit agreement bear interest at the Bank’s prime rate plus 2%. The trade credit agreement provides for advances of up to 85% of our eligible accounts receivable.

Off Balance Sheet Arrangements

As of June 30, 2009, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies

Accounting policies, methods and estimates are an integral part of the consolidated financial statements prepared by management and are based upon management's current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management's current judgments. While there are a number of accounting policies, methods and estimates that affect our financial statements, the areas that are particularly significant include the assessment of the recoverability of long-lived assets, specifically goodwill, acquired intangibles, and revenue recognition.

We recognize revenue on a gross basis, in accordance with EITF 99-19, "Reporting Revenue Gross versus Net", as a result of the following: We are the primary obligor responsible for providing the service desired by the customer and are responsible for fulfillment, including the acceptability of the service(s) ordered or purchased by the customer. We, at our sole discretion, set the prices charged to our customers, and are not required to obtain approval or consent from any other party in establishing our prices. We have multiple suppliers for the services we sell to our customers, and have the absolute and complete discretion and right to select the supplier that will provide the product(s) or service(s) ordered by a customer, including changing the supplier on a shipment-by-shipment basis. In most cases, we determine the nature, type, characteristics, and specifications of the service(s) ordered by the customer. We also assume credit risk for the amount billed to the customer.

We recognize revenue for our software division as we bill monthly maintenance fees. The software division revenue is not significant at this time and is not reported as a segment.

Item 4T. Controls and Procedures.

An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2008 was carried out by our management under the supervision and with the participation of our Chief Executive Officer ("CEO") who also serves as our Chief Financial Officer ("CFO"). Based upon that evaluation, our CEO/CFO concluded that, as of June 30, 2009, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO/CFO, as appropriate to allow timely decisions regarding disclosure.

There were no changes to our internal control over financial reporting during the fiscal quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Exhibit	Method of Filing

31.1

Certification by Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Filed herewith
32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Optimized Transportation Management, Inc.

Date: August 14, 2009	/s/ Kevin P. Brennan
Kevin P. Brennan Chief Executive Officer and Chief Financial Officer (Principle Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1

Certification by Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer/Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002