Form 10-Q
period 2009-09-30
OPTIMIZED TRANSPORTATION MANAGEMENT, INC.
filed 2009-11-13
CIK 1070799

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X . Yes      . No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      . Yes      . No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.

Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      . Yes      . No

There were 12,084,000 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of September 30, 2009.

OPTIMIZED TRANSPORTATION MANAGEMENT, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements - Unaudited	3

	Consolidated Balance Sheets at September 30, 2009 (Unaudited) and September 30, 2008 (Unaudited)	3

	Consolidated Statements of Income for the three months and nine months ended September 30, 2009 and 2008 (Unaudited)	4

	Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2009 (Unaudited)	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 (Unaudited)	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	12

Item 4T.	Controls and Procedures	16

Item 6.	Exhibits	16

PART II.	FINANCIAL INFORMATION

Item 1.	Legal Proceedings – N/A

Item 1a.	Risk Factors – N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – N/A

Item 3.	Defaults upon Senior Securities – N/A

Item 4.	Submission of Matters to a Vote of Security Holders – N/A

Item 5.	Other Information – N/A

Item 6.	Exhibits	16

OPTIMIZED TRANSPORTATION MANAGEMENT, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2009	September 30, 2008

Assets
Current assets -
Cash	$2,219	$68,947
Accounts receivable	56,955	637,151
Prepaid expenses	275,000	10,778
Due from WLSV	-	102,708
Total current assets	334,174	819,584

Fixed assets -
Furniture and equipment, net	10,586	-
Software	220,060	-
Total fixed assets	230,646	-

Other Assets
Deposits and other assets	-	10,445
Total long term assets	-	10,445
Total assets	$564,820	$830,029

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities -
Overdraft	$4,054	$-
Accounts payable	19,730	19,596
Accrued agent and carrier expenses	26,203	637,319
Line of credit	244,905	-
Note payables	28,500	40,000
Total current liabilities	323,392	696,915

Total liabilities	323,392	696,915

Stockholders' equity:
Preferred stock, 10,000,000 shares authorized:
Convertible preferred stock, Series A $0.001 par value, 1,050,000 shares	1,050	-
shares issued and outstanding
Preferred stock, Series B $0.001 par value, 1,000,000 shares issued	1,000	-
and outstanding
Common stock, $0.001 par value, 100,000,000 shares authorized;	12,084	200
issued and outstanding: 12,084,000 at September 30, 2009
Additional paid-in capital	52,395	-
Retained earnings	174,899	132,914
Total stockholders’ equity	241,428	133,114
Total liabilities and stockholders’ equity	$564,820	$830,029

The accompanying notes form an integral part of these consolidated financial statements.

OPTIMIZED TRANSPORTATION MANAGEMENT, INC.

Consolidated Statements of Income

(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008

Revenue	$1,393,350	$1,630,006	$6,671,342	$1,902,767
Costs and expenses:
Cost of transportation	1,040,151	1,395,293	5,273,181	1,538,212
Selling, general and administrative expenses	205,661	114,449	1,226,035	301,620
Total costs and expenses	1,245,812	1,509,742	6,499,216	1,839,832

Income from operations	147,538	120,264	172,126	62,935

Other income (expense):
Interest expense	(30,383)	(798)	(69,658)	(11,384)
Total other income (expense)	(30,383)	(798)	(69,658)	(11,384)

Income before income tax (expense) benefit	117,155	119,466	102,468	51,551

Income tax (expense) benefit	-	-	-	-

Net income	$117,155	$119,466	$102,468	$51,551

Net income per common share – basic	$0.0191	$0.0149	$0.0167	$0.0064
Net income per common share – diluted	$0.0087	$0.0149	$0.0076	$0.0064

Weighted average shares outstanding:
Basic shares	6,121,689	8,000,000	6,121,689	8,000,000
Diluted shares	13,432,800	8,000,000	13,432,800	8,000,000

The accompanying notes form an integral part of these consolidated financial statements.

OPTIMIZED TRANSPORTATION MANAGEMENT, INC.

Consolidated Statement of Stockholders’ Equity

for the nine months ended September 30, 2009

(Unaudited)

					Additional		Total
	Common Stock		Preferred Stock		Paid in	Retained	Stockholders
	SHARES	AMOUNT	SHARES	AMOUNT	Capital	Earnings	Equity

Balance at June 30, 2008	200	$200	-	$-	$-	$10,846	$11,046

Net income for the six months ended December 31, 2008	-	-	-	-	-	61,585	61,585

Balance at December 31, 2008	200	200	-	-	-	72,431	72,631

Shares issued for acquisition of Federal Logistics, Inc. and Optimized Transportation Software, Inc.	5,500,000	5,500	1,200,000	1,200	-	-	6,700

Recapitalization	2,499,800	2,300	-	-	(8,998)	-	(6,698)

Shares issued for services	9,584,000	9,584	850,000	850	787,516	-	797,950

Repayment of debt	(5,500,000)	(5,500)	-	-	(726,123)	-	(731,623)

Net income for the nine months ended September 30, 2009	-	-	-	-	-	102,468	102,468

Balance at September 30, 2009	12,084,000	$12,084	2,050,000	$2,050	$52,395	$174,899	$241,428

The accompanying notes form an integral part of these consolidated financial statements.

OPTIMIZED TRANSPORTATION MANAGEMENT, INC.

Consolidated Statements of Cash Flows

(unaudited)

	For nine months ended September 30,
	2009	2008

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$102,468	$51,551

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
PROVIDED BY (USED BY) OPERATING ACTIVITIES:
CHANGE IN ASSETS AND LIABILITIES -
accounts receivable	1,465,600	(595,743)
other current assets	4,815	(10,778)
accounts payable	(212,105)	13,289
other accrued costs	(1,300,848)	636,164

Net cash provided by operating activities	59,930	94,483

CASH FLOWS USED FOR INVESTING ACTIVITIES:
purchase of surety bond	-	(10,445)
net advances to related parties	-	(60,053)
software development costs	(170,696)	-

Net cash used for investing activities	(170,696)	(70,498)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
bank overdraft	(6,018)	-
proceeds from notes	28,500	40,000
payments on notes payable	(47,062)	-
net proceeds from line of credit	57,350	-
proceeds from issuance of common stock	80,215	2,800

Net cash provided by financing activities	112,985	42,800

NET INCREASE IN CASH	2,219	66,785

CASH, BEGINNING OF THE PERIOD	-	2,162

CASH, END OF PERIOD	$2,219	$68,947

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$69,658	$11,384
Income taxes paid	$-	$-

The accompanying notes form an integral part of these consolidated financial statements.

OPTIMIZED TRANSPORTATION MANAGEMENT, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

The Company

Optimized Transportation Management, Inc. (the “Company”) is a Pittsburgh, Pennsylvania based supply chain logistics company formed subsequent to the acquisition of its two operating subsidiaries, Federal Logistics, Inc. (FL), and Optimized Transportation Software, Inc. (OTSI). FL, a non asset based transportation company, was incorporated in the state of Florida on February 29, 2008. OTSI, engaged in the implementation of supply chain software, was incorporated in the state of Florida on June 25, 2007.

As reported on a Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 19, 2009, on June 19, 2009 UNITED RESTAURANT MANAGEMENT, Inc. (the “Registrant”), a Delaware corporation, entered into an Agreement (the “Agreement”) with World Logistics Services. Inc. (“World Logistics”), a corporation incorporated under the laws of the state of Delaware. Pursuant to the terms of the Agreement, World Logistics agreed to transfer all of the issued and outstanding shares of common stock in Federal Logistics, Inc. and Optimized Transportation Software, Inc. to the Registrant in exchange for the issuance of an aggregate of 5,500,000 shares of the Registrant’s common stock and 700,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) and 500,000 shares of Series B Preferred Stock (“Series B Preferred Stock”) to Kevin P. Brennan, thereby causing Federal Logistics, Inc. (FL) and Optimized Transportation Software, Inc. (OTSI) to become wholly-owned subsidiaries of the Registrant (the “Share Exchange”).

Interim Disclosure

The consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company’s management believes that the disclosures are adequate to make the information presented not misleading. The Company’s management suggests that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 8-K filed on July 6, 2009.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Use of Estimates

The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include revenue recognition, accruals for the cost of purchased transportation, accounting for the issuance of shares and share based compensation, the assessment of the recoverability of long-lived assets (specifically Software), the establishment of an allowance for doubtful accounts and the valuation allowance for deferred tax assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results could differ from those estimates.

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

d) Accounts Receivable

The Company’s receivables are recorded when billed and represent claims against third parties that will be settled in cash. The carrying value of the Company’s receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The Company evaluates the collectability of accounts receivable on a customer-by-customer basis. The Company records a reserve for bad debts against amounts due to reduce the net recognized receivable to an amount the Company believes will be reasonably collected. The reserve is a discretionary amount determined from the analysis of the aging of the accounts receivables, historical experience and knowledge of specific customers. Based on management’s evaluation no reserve is required as of September 30, 2009 or September 30, 2008.

e) Fixed Assets

Furniture and equipment are stated at cost, less accumulated depreciation over the estimated useful lives of the respective assets. Depreciation is computed using five to seven year lives for furniture and equipment and the double declining balance method. Computer software is depreciated over a three year life using the straight line method of depreciation. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in other income or expense. Expenditures for maintenance, repairs and renewals of minor items are charged to expense as incurred. Major renewals and improvements are capitalized.

Certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a working model. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding three years, based on the estimated economic life of the product. Capitalized software costs amounts to $220,060 and $0 at September 30, 2009 and 2008, respectively. There has been no related accumulated amortization during 2009 and 2008 as the software has not been released for sale as of September 30, 2009.

Costs for general and administrative, overhead, maintenance and training, as well as the cost of software that does not add functionality to existing systems, are expensed as incurred.

 f) Commitments

The Company has operating lease commitments, some of which are for office space and are under non-cancelable operating leases expiring at various dates through November 2013.

g) Income Taxes

Taxes on income are provided in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax bases of particular assets and liabilities. Deferred tax assets and liabilities are measured using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company’s net operating losses are severely limited due to the change in control. The Company has evaluated its tax position and concluded that a 100% valuation allowance is necessary.

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

i) Basic and Diluted Income Per Share

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted income per share. Basic income per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares, such as stock issued upon conversion of our series A preferred stock, had been issued and if the additional common shares were dilutive.

For the three months ended September 30, 2009, the weighted average outstanding number of dilutive common shares totaled 13,432,800. For the three months ended September 30, 2008, the weighted average outstanding number of dilutive common shares totaled 8,000,000.

For the nine months ended September 30, 2009, the weighted average outstanding number of dilutive common shares totaled 13,432,800. For the nine months ended September 30, 2008, the weighted average outstanding number of dilutive common shares totaled 8,000,000.

Common stock equivalents for the nine months ended September 30, 2009 and 2008 were anti-dilutive. Therefore, the diluted weighted average common shares outstanding for the dilutive weighted average share calculation in the periods ended September 30, 2009 and 2008 excludes approximately 7,000,000 shares that could dilute earnings per share in future periods.

NOTE 3 – FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	September 30,	September 30,
	2009	2008
Office equipment	$10,586	$0
	10,586	0
Less: Accumulated depreciation and amortization	(0)	(0)
Furniture and equipment – net	$10,586	$0

Depreciation and leasehold amortization expense for the three and nine months ended September 30, 2009 and 2008 was $0.

The Company follows the provisions of SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, which establishes accounting standards for the impairment of long-lived assets such as furniture and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. During the three and nine-month periods ended September 30, 2009 and 2008, there was no impairment of intangible assets.

NOTE 4 – LINE OF CREDIT

The Company outsources certain of its accounts receivables under a trade credit outsourcing agreement with a third party. The third party assumes credit risk for the accounts they purchase under the agreements and charges the company certain administration fees for handling the collections of these accounts. In addition the Company is allowed to take advances up to one million dollars limited by 85% of eligible receivables. Advances under the line of credit are available to fund acquisitions, capital expenditures, or for other corporate purposes. The line of credit is collateralized by accounts receivable and other assets of the Company and its subsidiaries. Borrowings under the line of credit bear interest at the Bank’s prime rate plus 2.00% and are due on demand.

One of our officer’s and shareholder has personally guaranteed the line of credit.

As of September 30, 2009, the Company had $244,905 in advances under the Facility.

At September 30, 2009, based on available collateral, there was $0 available for borrowing under the Facility based on advances outstanding.

NOTE 5 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value at $.001 per share. On September 30, 2009, the Company issued 700,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) and 500,000 shares of Series B Preferred Stock (“Series B Preferred Stock”) as part of the acquisition of Federal Logistics, Inc. (FL) and Optimized Transportation Software, Inc. (OTSI), becoming wholly-owned subsidiaries of the Company. At various times throughout the current quarter ended September 30, 2009, the Company issued 350,000 shares of Series A Convertible Preferred Stock and 500,000 shares of Series B Preferred Stock to various consultants for services they provided the Company. Series A is convertible to common on a ten for one basis. Each share of preferred stock is entitled to ten votes. Neither series has redemption, dividend, or liquidation rights.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, par value at $.001 per share. On September 30, 2009 the Company issued 5,500,000 shares of common stock to purchase 100% of the outstanding shares of Federal Logistics, Inc. (FL) and Optimized Transportation Software, Inc. (OTSI). Prior to the transaction, the Registrant had a total of 6,165,073 shares issued and outstanding, of which 3,665,073 were cancelled at the closing, resulting in a total number of outstanding common shares post closing of 8,000,000.

In connection with the transaction, the Company also entered into a registration rights agreement with certain pre-closing holders of common stock of the Company, with no monetary penalties.

In July 2009, the 5,500,000 shares issued for the purchase of Federal Logistics, Inc. (FL) and Optimized Transportation Software, Inc. (OTSI) were returned to the Company as payment of debt owed the Company. The shares were subsequently canceled.

On July 31, 2009 the Company established the Optimized Transportation Management, Inc. Equity Incentive Plan to attract, retain and motivate employees of the Company, to encourage employees, directors and independent contractors to acquire an equity interest in the Company, to make monetary payments to certain employees based upon the value of the Company’s Stock and provide employees, directors and independent contractors with an incentive to maximize the success of the Company and to further the interests of the shareholders. Five million (5,000,000) shares of Stock (the "Maximum Plan Shares") are reserved and subject to issuance under the Plan. To date we have issued two million four hundred and fifty thousand (2,450,000) shares.

At various times throughout the current quarter ended September 30, 2009, the Company issued 7,134,000 shares of Common Stock to various consultants for services they provided the Company.

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued SFAS No. 165 Subsequent Events. SFAS No. 165 establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before the financial statements are issued. SFAS No. 165 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 was effective for the Company beginning with our Quarterly Report on Form 10-Q for the three and six months ended September 30, 2009 and had no impact on our consolidated financial statements.

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

Other recent pronouncements will not have a mutual effect on our consolidated financial statements.

NOTE 7 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on November 12, 2009.

On October 20, 2009 the Company ceased operations of its’ subsidiary Federal Logistics, and consolidated operations into its’ new subsidiary ShoMoves, Inc.

The Company is not aware of any other subsequent events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements.

NOTE 8

 - SEGMENT INFORMATION

Segment information is presented in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This standard is based on a management approach that designates the internal organization that is used by management for making operating decisions and assessing performance as the sources of the Company's reportable segments. Operating segments are defined as components of an enterprise about which financial information is available that is evaluated on a regular basis by the chief operating decision-maker, or decision-making groups, in deciding how to allocate resources to an individual segment and in assessing performance of the segment.

The Company's operations during the quarter ended September 30, 2009 are classified into two reportable business segments: Logistics Services and Supply Chain Software. Each of these segments is organized based upon the nature of products and services offered. Summarized financial information about each segment is provided below:

		Supply
	Logistic	Chain	Consolidated
	Services	Software	Total
Nine Months Ended September 30, 2009
Revenues from external customers	$6,511,747	$159,595	$6,671,342
Segment profit (loss) from operations	$459,971	$(287,845)	$172,126
Assets	$319,000	$245,820	$564,820

Nine Months Ended September 30, 2008
Revenues from external customers	$1,590,364	$312,403	$1,902,767
Segment profit (loss) from operations	$77,340	$(14,405)	$62,935
Assets	$250,406	$579,623	$830,029

Three Months Ended September 30, 2009
Revenues from external customers	$1,347,767	$45,583	$1,393,350
Segment profit (loss) from operations	$259,200	$(111,662)	$147,538
Assets	$319,000	$245,820	$564,820

Three Months Ended September 30, 2008
Revenues from external customers	$1,539,173	$90,833	$1,630,006
Segment profit (loss) from operations	$133,434	$(13,170)	$120,264
Assets	$250,406	$579,623	$830,029

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with the financial statements and the related notes and other information included elsewhere in this report as well as the MD&A included in the form 8K.

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

We are a supply chain logistics company headquartered in Pittsburgh, Pennsylvania. Our operations are conducted through our two wholly owned subsidiaries, Federal Logistics, Inc. (FL) and Optimized Transportation Software, Inc. (OTSI). FL is engaged in the business of global supply chain management. The Company currently operates a domestic logistics business. The Company is a non-asset based logistics company providing domestic logistics management services through a network of agent offices across North America. FL has a diversified account base, including manufacturers, distributors and retailers using a network of independent carriers throughout North America

OTSI has been a provider of Transportation Management System software for the last 3 years. The Company has developed software, Optivity Suite, in use by hundreds of companies across North America. The technology is sound, proven, feature rich and solid.

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

Results of Operations

For the three months ended September 30, 2009 (unaudited) and September 30, 2008 (unaudited)

We generated revenue of $1,393,350 and $1,630,006 and gross profit of $353,199 and 234,713 for the three months ended September 30, 2009 and 2008, respectively. Net income was $117,155 for the three months ended September 30, 2009 and $119,466 for the three months ended September 30, 2008.

We had adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) of $147,538 for the three months ended September 30, 2009 and 120,264 for the three months ended September 30, 2008. EBITDA, is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We incur no depreciation charges related to furniture, and no amortization charges. The financial markets believe EBITDA is useful in evaluating and measuring our financial performance, liquidity. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements

The following table summarizes September 30, 2009 (unaudited) and September 30, 2008 (unaudited) revenue, cost of transportation and gross profit:

	Three months ended September 30,		Change
	2009	2008	Amount	Percent

Revenue	$1,393,350	$1,630,006	$(236,656)	(15)%
Cost of transportation	1,040,151	1,395,293	(355,142)	(25)%

Gross profit	$353,199	$234,713	$118,486	34%
Net margins	25%	14%

Revenue was $1,393,350 for the three months ended September 30, 2009, a decrease of 15% over revenue of $1,630,006 for the three months ended September 30, 2008. The decrease was due primarily to the elimination of an underperforming agent.

Cost of transportation decreased to $1,040,151 for the three months ended September 30, 2009 compared to $1,395,293 for the three months ended September 30, 2008 as a result of the reduction in revenues.

Net margins increased to 25% of revenue for the three months ended September 30, 2009 as compared to 14% of revenue for the three months ended September 30, 2008. The increase in net margins in the current quarter was due to the higher margin of freight sales which was a result of eliminating the underperforming agent.

The most significant cost in selling, general and administrative costs is agent commissions. Commission costs were $169,062 for the three months ended September 30, 2009, a decrease of $81,929 from the three months ended September 30, 2008.

Other selling, general and administrative costs net of agent commissions were $36,599 for the three months ended September 30, 2009. There was no depreciation and amortization costs.

Income from operations was $147,538 for the three months ended September 30, 2009 compared to $120,264 for the three months ended September 30, 2008.

Interest expense was $30,383 for the three months ended September 30, 2009. There was $798 in interest expense for the three months ended September 30, 2008.

Net income was $117,155 for the three months ended September 30, 2009, compared $119,466 for the three months ended September 30, 2008.

For the nine months ended September 30, 2009 (unaudited) and September 30, 2008 (unaudited)

We generated revenue of $6,671,342 and $1,902,767 and gross profit of $1,398,161 and $364,555 for the nine months ended September 30, 2009 and 2008, respectively. Net income was $102,468 for the nine months ended September 30, 2009 compared to net income of $51,551 for the nine months ended September 30, 2008.

We had adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) of $172,126 for the nine months ended September 30, 2009 EBITDA was $62,935 for the nine months ended September 30, 2008. EBITDA, is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We incur no depreciation charges related to furniture, and no amortization charges. The financial markets believe EBITDA is useful in evaluating and measuring our financial performance, liquidity. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements

The following table summarizes September 30, 2009 (unaudited) and September 30, 2008 (unaudited) revenue, cost of transportation and gross profit:

	Nine months ended September 30,		Change
	2009	2008	Amount	Percent

Revenue	$6,671,342	$1,902,767	$4,768,575	251%
Cost of transportation	5,273,181	1,538,212	3,734,969	243%

Gross profit	$1,398,161	$364,555	$1,336,606	367%
Net margins	21%	19%

Revenue was $6,671,342 for the nine months ended September 30, 2009, an increase of 251% over revenue of $1,902,767 for the nine months ended September 30, 2008. The increase was due primarily to additional agency revenues.

Cost of transportation increased to $5,273,181 for the nine months ended September 30, 2009 compared to $1,538,212 for the nine months ended September 30, 2008 as a result of the additional revenues.

Net margins increased to 21% of revenue for the nine months ended September 30, 2009 as compared to 19% of revenue for the nine months ended September 30, 2008. The increase in net margins in the current nine months was due to the higher volume of freight revenue.

The most significant cost in selling, general and administrative costs is agent commissions. Commission costs were $724,178 for the nine months ended September 30, 2009, an increase over $470,002 for the nine months ended September 30, 2008.

Other selling, general and administrative costs net of agent commissions were $501,857 for the nine months ended September 30, 2009. There was no depreciation and amortization costs.

Income from operations was $172,126 for the nine months ended September 30, 2009 compared to income from operations of $62,935 for the nine months ended September 30, 2008.

Interest expense was $69,658 for the nine months ended September 30, 2009. Interest expense for the nine months ended September 30, 2008 was $11,384.

Net income was $102,468 for the nine months ended September 30, 2009, compared to net income of $51,551 for the nine months ended September 30, 2008.

Liquidity and Capital Resources

Net cash provided by operating activities for the nine months ended September 30, 2009 was $59,930 compared to net cash provided by operating activities for the nine months ended September 30, 2008 of $94,483. The change was principally driven by the reduction in agency business.

Net cash used for investing activities was $170,696 for the nine months ended September 30, 2009 compared to net cash used of $70,498 for the nine months ended September 30, 2008. Use of cash for the nine months ended September 30, 2009 consisted primarily of additional software development costs.

Net cash provided by financing activities for the nine months ended September 30, 2009 was $112,985 compared to net cash provided by financing activities of $42,800 for the nine months ended September 30, 2008. Net cash used by financing activities for the nine months ended September 30, 2009, consisted primarily of receiving borrowings for operations. Net cash provided by financing activities for the six months ended September 30, 2008, consisted primarily of borrowings.

Credit Facility

The Company outsources certain of its accounts receivables under a trade credit outsourcing agreement with a third party. The third party assumes credit risk for the accounts they purchase under the agreements and charges the company certain administration fees for handling the collections of these accounts. In addition the Company is allowed to take advances up to one million dollars limited by 85% of eligible receivables. Advances under the line of credit are available to fund acquisitions, capital expenditures, or for other corporate purposes. The line of credit is collateralized by accounts receivable and other assets of the Company and its subsidiaries. Borrowings under the line of credit bear interest at the Bank’s prime rate plus 2.00% and are due on demand.

Off Balance Sheet Arrangements

As of September 30, 2009, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. Our judgment concerning future cash flows is an important part of this determination. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less the cost to sell.

Item 4T. Controls and Procedures.

An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2009 was carried out by our management under the supervision and with the participation of our Chief Executive Officer ("CEO") who also serves as our Chief Financial Officer ("CFO"). Based upon that evaluation, our CEO/CFO concluded that, as of September 30, 2009, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO/CFO, as appropriate to allow timely decisions regarding disclosure.

There were no changes to our internal control over financial reporting during the fiscal quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Optimized Transportation Management, Inc.

DATE: November 12, 2009	/s/ Kevin P. Brennan
Kevin P. Brennan Chief Executive Officer and Chief Financial Officer (Principle Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit	Method of Filing

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