Form 10-K
period 2009-12-31
OPTIMIZED TRANSPORTATION MANAGEMENT, INC.
filed 2010-03-31
CIK 1070799

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 X . Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

     n Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ________

Commission File Number 000-53405

OPTIMIZED TRANSPORTATION MANAGEMENT, INC.

(Name of Registrant as Specified in Its Charter)

Delaware	74-2958195
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

707 Grant Street, Suite #2307, Pittsburgh, PA, 15219

(Address of Principal Executive Offices) (Zip Code)

(412) 258-2260

Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered
Common Stock , $.001 Par Value

Securities registered under Section 12(g) of the Exchange Act :

Common Stock, $.001 Par Value per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. Yes      . nNo  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.      .

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X .  No      .

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer”, “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer .	Accelerated filer .
Non-accelerated filer .	Smaller Reporting Company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      .  No  X .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing share price of the registrant's common stock on December 31, 2009 as reported on the OTC Bulletin Board was $4,611,200. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 30, 2010, 13,293,000 common shares of the registrant's common stock were outstanding.

Documents Incorporated by Reference: None

TABLE OF CONTENTS

PART I

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Cautionary Statement for Forward-Looking Statements

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding future operating performance, events, trends and plans. All statements other than statements of historical fact contained herein, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues and costs, and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation thereon or similar terminology or expressions. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. While it is impossible to identify all of the factors that may cause our actual operating performance, events, trends or plans to differ materially from those set forth in such forward-looking statements, such factors include our ability to: (i) retain and build upon the relationships we have with our exclusive agency offices; (ii) continue the development of our back office infrastructure and transportation and accounting systems in a manner sufficient to service our expanding revenues and base of exclusive agency locations; (iii) continue growing our business and maintain historical or increased gross profit margins; (iv) locate suitable acquisition opportunities; (v) secure the financing necessary to complete any acquisition opportunities we locate; (vi) assess and respond to competitive practices in the industries in which we compete, (vii) mitigate, to the best extent possible, our dependence on current management; (viii) assess and respond to such other factors which may be identified from time to time in our Securities and Exchange Commission (SEC) filings and other public announcements including those set forth below in Part 1 Item 1A. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. Except as required by law, we assume no duty to update or revise our forward-looking statements.

PART I

ITEM 1. BUSINESS

The Company

Optimized Transportation Management, Inc. (the “Company”) is a Pittsburgh, Pennsylvania based supply chain Logistics Company formed subsequent to the acquisition of its two operating subsidiaries, Federal Logistics, Inc. (FL), and Optimized Transportation Software, Inc. (OTSI). FL, a non asset based transportation company, was incorporated in the state of Florida on February 29, 2008. OTSI, engaged in the implementation of supply chain software, was incorporated in the state of Florida on September 25, 2007.

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

Optimized Transportation Management, Inc. (the “Company,” “we” or “us”) was incorporated in the State of Delaware on March 15, 2001. We are executing a strategy to build a global transportation and supply chain management company through organic growth and the strategic acquisition of best-of-breed non-asset based transportation and logistics providers to offer its customers domestic and international freight transportation and an expanding array of value added supply chain management services, including order fulfillment, inventory management and warehousing.

The growth strategy we intend on implementing is dependent on our ability to source and contract with new agency locations, to continue to complete the strategic acquisition of supply chain operations that either provide niche services we are not currently providing our customers, or whose earnings are accretive, and finally we are able to continue to source and complete the proper financing to implement our growth opportunities timely.

Industry Overview

As the cost of logistics services has become an ever increasing percentage of the cost of goods, the importance to manufacturers and distributors to efficiently manage the supply chain has increased. It is ever more important for manufacturers and distributors to manage inventory levels, and manufacture and assembly processes, as efficiently as possible, and to transport, warehouse, and distribute with the least costs incurred. This has become especially important to smaller manufacturers and distributors who must compete globally, our target market. These sub Fortune 1000 companies are most dependent on a third party provider with the expertise to supply the complete array of services necessary to fully manage the entire supply chain.

Our clientele has typically two principal third-party alternatives: a non-asset based operation which sub-contracts the equipment to either an asst based carrier or owner operators, or an asset based carrier. We are a non-asset based carrier primarily that has a small fleet it owns and operates. We procure shipments from customers and arrange the transportation of cargo on either a carrier, an owner operator leased to our subsidiary or our own fleet.

Most non-asset based carriers focus on full truck load operations and do not compete with shippers of small packages, such as UPS and FedEx. Small package deliverers tend to have high fixed expenses associated with owning, operating and maintaining fleets of aircraft, trucks and related equipment. They often impose significant restrictions on delivery schedules and shipment weight, size and type. On occasion, these shippers serve as our customers, or we may contract with them to use their equipment to move a shipment.

Our Growth Strategy

Our business plan is to provide our customers with a full service supply chain logistics operation. Our plan is to achieve this by implementing both domestic and global operations and the ancillary services, including the software, necessary to fully manage our customers supply chain requirements. We will grow our business organically and acquire companies with the operations that both complement and diversify our services to our customers.

Organically, we will continue to grow our business by adding new agents and cross marketing to our existing customers. As we add new services and new customers we will continually revisit the needs of our current customers, until we are able to provide them the full scope of their supply chain needs. We will enhance our customer base both in types of markets served, and geographically by expanding our contacts in the agency business and exploiting existing relationships our management has built up with over 30 years in the business.

We will focus our acquisition strategy, targeting those companies that provide parts of the supply chain that we currently lack or are deficient in, and limiting our search to well run organizations that will be both accretive and enhance our management team.

Our Operating Strategy

Our operating objective is to help great companies discover, manage and execute their most effective global supply chain strategies. We exist to add real, measurable value throughout our customers' fulfillment process - the accent is on customers. Our team, technology and value-added solutions allow organizations to have world-class visibility, information and controls without disrupting existing plans, processes, partnerships and information systems.

Our acquisition strategies focus clearly on our ability to provide end to end services for growing global opportunities. We will provide clients with global freight forwarding services, global document management, product staging, a powerful information technology that supports tight integration and total visibility among global factories, suppliers, and end-user customers sourcing product globally.

Additionally, we will be a focus on managing warehouse operations in support of existing clients and potential new clients, supporting both domestic and global supply chain strategies. We will operate each of our divisions independently, but sell and add real measurable value collectively. In addition, to the synergies, this approach ensures the quality of our internal operations but our joint capabilities provides significant value to our clients.

Operations

Through our stations, we offer domestic and international air, ocean and ground freight forwarding for shipments that are generally larger than shipments handled by integrated carriers of primarily small parcels such as Federal Express Corporation and United Parcel Service. Our revenues are generated from a number of diverse services, including air freight forwarding, ocean freight forwarding, customs brokerage, logistics and other value-added services.

Our primary business operations involve obtaining shipment or material orders from customers, creating and delivering a wide range of logistics solutions to meet customers' specific requirements for transportation and related services, and arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. These logistics solutions include domestic and international freight forwarding and door-to-door delivery services using a wide range of transportation modes, including air, ocean and truck. As a non-asset based provider we do not own the transportation equipment used to transport the freight. We expect to neither own nor operate any aircraft and, consequently, place no restrictions on delivery schedules or shipment size. We arrange for transportation of our customers’ shipments via commercial airlines, air cargo carriers, and other assets and non-asset based third-party providers. We select the carrier for a shipment based on route, departure time, available cargo capacity and cost. We charter cargo aircraft from time to time depending upon seasonality, freight volumes and other factors. We make a profit or margin on the difference between what we charge to our customers for the totality of services provided to them, and what we pay to the transportation provider to transport the freight.

Information Services

We utilize a proprietary freight forwarding software, “Optivity Suite” that combine to form the foundation of our supply-chain technologies. Our software is marketed separately through our consolidated subsidiary.

About our software – Optivity Suite

Optimized Transportation Software, Inc. (OTSI) is a total solution provider of supply chain execution software and services to the freight transportation, distribution, and logistics industries.

Our mission is to provide the most efficient, reliable, easy-to-use Transportation Management Services in the market, at a reasonable price, and back them up with superior customer support. We are committed to providing timely, accurate, and reliable services, being recognized for integrity, and generating complete customer loyalty.

OTSI has been the leading provider of Transportation Management System software for the last 30 years. We have developed the industry’s leading software, Optivity Suite, in use by hundreds of companies across North America. The technology is sound, proven, feature rich and solid – it works as stated.

The Optivity Suite is now offered as a Software as a Service (SaaS) accessed over the internet. No more need to buy expensive hardware and software to run the Transportation Management Software applications in house. Also the workload on your IT staff is reduced. All access to the application is via the internet, accessing our servers hosted in world class data centers located around the globe providing 24x7x365 availability. All data is backed up nightly in a hardened archive for easy access in case of emergency.

Our strategic direction is to become the complete Supply Chain Management provider as well as the leader in Supply Chain Execution in the industry for the small to medium sized transportation companies. We want to become the trusted partner for all transportation management needs from sourcing, intermodal, warehousing and sub-assembly, local and long distance delivery, freight tracking, and all back office operations. We will be the one stop shop in managing all of your transportation needs. Our Customer Support staff is here to ensure that your freight makes it to its destination on time and under budget.

Utilizing the SaaS model provides many compelling reasons and benefits for the customers.

•

Customers bypass the need to purchase expensive computers to run the software

•

Reduce the added burden on the internal Information Technology staff

•

Access to Optivity Suite is available 24 hours a day, 7 days a week with guaranteed availability

•

Scaling is simple and easy with a single phone call to OTMI

•

Initial customer cash outlay is reduced, as payments are billed on a month-to-month basis

•

Justification is simpler as the payments are Operational Expenses vs. Capital Expenditures

•

Running in SaaS eliminates the need for OTMI to support multiple computer operating systems, enabling more efficient and timely software releases and improving support for our customers

•

OTMI is aware, most times even before the customer, if there is a problem with the system with our advanced monitoring tools

Sales and Marketing

Our principal source of income is derived from our agents providing freight dispatch services to our customers. Our agents negotiate with our customers a cost for the movement of their freight. Our agents then arrange the assignment of our customer’s freight to a trucking company and we assume the payment of that negotiated cost.

Our services are marketed through our internal sales force that either markets directly to the customer or through our agents. Our agents are supported with operational employees to provide support for the sales team, developing frequent contact with the customer’s traffic department, and maintaining customer service. Our agent operations rely on us for operating authority, financing, technology, and sales and marketing support. Because of our systems support and supplemental fleet of company equipment, the agent has the ability to focus on the operational and sales support aspects of the business without having to devote a part of their focus to the structure and systems necessary to support their entire operation.

Competition and Business Conditions

The logistics business is directly impacted by the volume of domestic and international trade. The volume of such trade is influenced by many factors, including economic and political conditions in the United States and abroad, major work stoppages, exchange controls, currency fluctuations, acts of war, terrorism and other armed conflicts, United States and international laws relating to tariffs, trade restrictions, foreign investments and taxation.

The global logistics services and transportation industries are intensively competitive and are expected to remain so for the foreseeable future. We will compete against other integrated logistics companies, as well as transportation services companies, consultants, information technology vendors and shippers' transportation departments. This competition is based primarily on rates, quality of service (such as damage-free shipments, on-time delivery and consistent transit times), reliable pickup and delivery and scope of operations. Most of our competitors will have substantially greater financial resources than we do.

Regulation

There are numerous transportation related regulations. Failure to comply with the applicable regulations or to maintain required permits or licenses could result in substantial fines or revocation of operating permits or authorities. We cannot give assurance as to the degree or cost of future regulations on our business. Some of the regulations affecting our current and prospective operations are described below.

The Surface Transportation Board and U.S. Department of Transportation also have the authority to regulate interstate motor carrier operations, including the regulation of certain rates, charges and accounting systems, to require periodic financial reporting, and to regulate insurance, driver qualifications, operation of motor vehicles, parts and accessories for motor vehicle equipment, hours of service of drivers, inspection, repair, maintenance standards and other safety related matters. The federal laws governing interstate motor carriers have both direct and indirect application to the Company. The breadth and scope of the federal regulations may affect our operations and the motor carriers which are used in the provisioning of the transportation services. In certain locations, state or local permits or registrations may also be required to provide or obtain intrastate motor carrier services.

In the United States, we are subject to federal, state and local provisions relating to the discharge of materials into the environment or otherwise for the protection of the environment. Similar laws apply in many foreign jurisdictions in which we may operate in the future. Although current operations have not been significantly affected by compliance with these environmental laws, governments are becoming increasingly sensitive to environmental issues, and we cannot predict what impact future environmental regulations may have on our business. We do not anticipate making any material capital expenditures for environmental control purposes.

Personnel As of the date of this Report, we have approximately 37 employees, of which 37 are full time. None of these employees are currently covered by a collective bargaining agreement. We have experienced no work stoppages and consider our relations with our employees to be good.

ITEM 1A. RISK FACTORS

RISKS PARTICULAR TO OUR BUSINESS

We are largely dependent on the efforts of agents to generate our revenue and service our customers.

Currently some of our revenue is generated through a network of agents located throughout North America. Although our managers have long-term relationships with these agents, our agency agreements are generally terminable by either party subject to requisite notice provisions that are generally30 days. The loss of one or more of these agents could negatively impact our ability to retain and service our customers. We will need to expand our existing relationships and enter into new relationships in order to increase our current and future market share and revenue. We cannot be certain that we will be able to maintain and expand our existing relationships or enter into new relationships, or that any new relationships will be available on commercially reasonable terms. If we are unable to maintain and expand our existing relationships or enter into new relationships, we may lose customers, customer introductions and co-marketing benefits and our operating results may suffer.

We might fail to develop and integrate information technology systems or fail to upgrade or replace our information technology systems to handle increased volumes and levels of demand or avoid disruptions of our operations, resulting in a loss of business.

We compete in our industry with the ability to be flexible, sophisticated and provide the security of the information technology systems supporting our services. Hardware or software failure to support our information technology systems, or the loss of data contained in the systems or the inability to access or interact with our web site or connect electronically, could significantly disrupt our operations. Our information technology systems must be able to handle additional volume for our operations as our business and scope of services increase. If we do not hire qualified persons to implement, maintain and protect our information technology systems or we do not upgrade or replace outdated or ineffective information technology systems we may lose suffer a loss in our business.

The industry is consolidating and if we fail to gain sufficient size in our industry, we may not have the ability to compete successfully against larger, global companies.

The current trend within the industry is towards consolidation, to create larger companies with increased global operations by way of acquisition of regional and local transportation operations. If we cannot gain sufficient market presence or otherwise establish a successful strategy in our industry, we may not be able to compete successfully against larger companies in our industry with global operations.

Our present capital constraints may limit the implementation of our business strategy.

The objective of our business strategy is to build a full service supply chain logistics company. As part of this strategy, it is our intention to acquire a number of select companies that fit our business plan, and to enable us to grow geographically, or to diversify our services and operations. Currently our financial resources are limited, which may inhibit our growth through acquisitions.

Dependence on key personnel.

For the foreseeable future our success will depend largely on the continued services of our Chief Executive Officer, Kevin P. Brennan, and our Chief Operating Officer, Larry M. Berry, as well as certain other employees, because of their collective industry knowledge, marketing skills and relationships with major vendors and owners of our exclusive agent stations. Should any of these individuals leave the Company, it could have a material adverse effect on our future results of operations.

Terrorist attacks and other acts of violence or war may affect any market on which our shares trade, the markets in which we operate, our operations and our profitability.

Terrorist acts or acts of war or armed conflict could negatively affect our operations in a number of ways. Primarily, any of these acts could result in increased volatility in or damage to the U.S. and worldwide financial markets and economy and could lead to increased regulatory requirements with respect to the security and safety of freight shipments and transportation. They could also result in a continuation of the current economic uncertainty in the United States and abroad. Acts of terrorism or armed conflict, and the uncertainty caused by such conflicts, could cause an overall reduction in worldwide sales of goods and corresponding shipments of goods. This would have a corresponding negative effect on our operations. Also, terrorist activities similar to the type experienced on September 11, 2001 could result in another halt of trading of securities, which could also have an adverse effect on the trading price of our shares and overall market capitalization.

RISKS RELATED TO OUR ACQUISITION STRATEGY

Risks related to acquisition financing.

Our acquisition will require us to obtain additional financing. We intend to obtain such financing through a combination of traditional debt financing or the placement of debt and equity securities. We may finance some portion of our future acquisitions by either issuing equity or by using shares of our common stock for all or a portion of the purchase price for such businesses. In the event that our common stock does not attain or maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept common stock as part of the purchase price for the sale of their businesses, we may be required to utilize more of our cash resources, if available, in order to maintain our acquisition program. If we do not have sufficient cash resources, we will not be able to complete acquisitions and our growth could be limited unless we are able to obtain additional capital through debt or equity financings.

We may be required to incur a significant amount of indebtedness in order to successfully implement our acquisition strategy.

We may be required to incur a significant amount of indebtedness in order to complete future acquisitions. If we are not able to generate sufficient cash flow from the operations of acquired companies to make scheduled payments of principal and interest on the indebtedness, then we will be required to use our capital for such payments. This will restrict our ability to make additional acquisitions. We may also be forced to sell an acquired company in order to satisfy indebtedness. We cannot be certain that we will be able to operate profitably once we incur this indebtedness or that we will be able to generate a sufficient amount of proceeds from the ultimate disposition of such acquired companies to repay the indebtedness incurred to make these acquisitions.

We may experience difficulties in integrating the operations, personnel and assets of companies that we acquire which may disrupt our business, dilute stockholder value and adversely affect our operating results.

Our business plan is to acquire businesses and assets in the transportation and logistics industry. We have only made a limited number of acquisitions and, therefore, our ability to complete such acquisitions and integrate any acquired businesses into our operations is unproven. Increased competition for acquisition candidates may develop, in which event there may be fewer acquisition opportunities available to us as well as higher acquisition prices. There can be no assurance that we will be able to identify, acquire or profitably manage businesses or successfully integrate acquired businesses into the Company without substantial costs, delays or other operational or financial problems. Such acquisitions also involve numerous operational risks, as a result, if we fail to properly evaluate and execute any acquisitions or investments, our business and prospects may be seriously harmed.

RISKS RELATED TO OUR COMMON STOCK

Provisions of our certificate of incorporation, bylaws and Delaware law may make a contested takeover of our Company more difficult.

Certain provisions of our certificate of incorporation, bylaws and the General Corporation Law of the State of Delaware (the “DGCL”) could deter a change in our management or render more difficult an attempt to obtain control of us, even if such a proposal is favored by a majority of our stockholders. For example, we are subject to the provisions of the DGCL that prohibit a public Delaware corporation from engaging in a broad range of business combinations with a person who, together with affiliates and associates, owns 15% or more of the corporation’s outstanding voting shares (an “interested stockholder”) for three years after the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

Trading in our common stock has been limited and there is no significant trading market for our common stock.

Our common stock is currently eligible to be quoted on the OTC Bulletin Board, however, trading to date has been limited. Trading on the OTC Bulletin Board is often characterized by low trading volume and significant price fluctuations. Because of this limited liquidity, stockholders may be unable to sell their shares. The trading price of our shares may from time to time fluctuate widely. The trading price may be affected by a number of factors including events described in the risk factors set forth in this report as well as our operating results, financial condition, announcements, general conditions in the industry, and other events or factors. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock.

The influx of additional shares of our common stock onto the market may create downward pressure on the trading price of our common stock.

We have issued restrictive stock in our acquisition. The availability of those shares for sale to the public under Rule 144 of the Securities Act of 1933, as amended, and sale of such shares in public markets could have an adverse effect on the market price of our common stock. Such an adverse effect on the market price would make it more difficult for us to sell our equity securities in the future at prices which we deem appropriate or to use our shares as currency for future acquisitions which will make it more difficult to execute our acquisition strategy.

The issuance of additional shares in connection with current and other potential acquisitions may result in additional dilution to our existing stockholders.

We have issued shares of common stock or common stock equivalents in payment of the purchase price of companies we have acquired. This will have the effect of further increasing the number of shares outstanding. In connection with future acquisitions, we may undertake the issuance of more shares of common stock without notice to our then existing stockholders. We may also issue additional shares in order to, among other things, compensate employees or consultants or for other valid business reasons in the discretion of our Board of Directors, and could result in diluting the interests of our existing stockholders.

As we do not anticipate paying dividends, investors in our shares will not receive any dividend income.

We have not paid any cash dividends on our common stock since our inception and we do not anticipate paying cash dividends in the foreseeable future. Any dividends that we may pay in the future will be at the discretion of our Board of Directors and will depend on our future earnings, any applicable regulatory considerations, covenants of our debt facility, our financial requirements and other similarly unpredictable factors. Accordingly, investors seeking dividend income should not purchase our stock.

We are not subject to certain corporate governance provisions of the Sarbanes-Oxley Act of 2002

Since our common stock is not listed for trading on a national securities exchange, we are not subject to certain of the corporate governance requirements established by the national securities exchanges pursuant to the Sarbanes-Oxley Act of 2002. These include rules relating to independent directors, and independent director nomination, audit and compensation committees. Unless we voluntarily elect to comply with those obligations, investors in our shares will not have the protections offered by those corporate governance provisions. As of the date of this report, we have not elected to comply with any regulations that do not apply to us. While we may make an application to have our securities listed for trading on a national securities exchange, which would require us to comply with those obligations, we can not assure that we will do so or that such application will be approved.

We will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 707 Grant Street, Suite 2307, Pittsburgh, Pennsylvania and consist of approximately 1,800 feet of office space which we lease for approximately $2,600 per month pursuant to the lease expiring November 30,2013. We also maintain approximately 6,000 feet of warehouse space in Hanging Rock Ohio, which we lease on a month to month basis. We believe our current offices are adequately covered by insurance and are sufficient to support our operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

From time to time, our operating subsidiaries are involved in legal matters or named as a defendant in legal actions arising in its ordinary course of business. Management believes that these matters will not have a material adverse effect on our financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock currently trades on the OTC Bulletin Board under the symbol “OPTZ.” The following table states the range of the high and low bid-prices per share of our common stock for each of the calendar quarters during our past two fiscal years, as reported by the OTC Bulletin Board. Our stock began trading, under our assigned symbol, in August 2009. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported on the OTC Bulletin Board on March 30, 2010, was $0.22 per share.

	High		Low
Year Ended December 31, 2009:
Quarter ended December 31, 2009		$1.11		$0.05
Quarter ended September 30, 2009		0.51		0.06
Quarter ended June 30, 2009		---		---
Quarter ended March 31, 2009		---		---

Year Ended December 31, 2008:
Quarter ended December 31, 2008	$	---	$	---
Quarter ended September 30, 2008		---		---
Quarter ended June 30, 2008		---		---
Quarter ended March 31, 2008		---		---

Holders

As of December 31, 2009, the number of stockholders of record of our common stock was 86.

Dividend Policy

We have not paid any cash dividends on our common stock to date, and we have no intention of paying cash dividends in the foreseeable future. Whether we declare and pay dividends will be determined by our board of directors at their discretion, subject to certain limitations imposed under Delaware law. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

Transfer Agent

Island Stock Transfer Company, 100 Second Avenue South, Suite 7055, St. Petersburg, FL 33701, serves as our transfer agent.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value at $.001 per share. On June 30, 2009, the Company issued 700,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) and 500,000 shares of Series B Preferred Stock (“Series B Preferred Stock”) as part of the acquisition of Federal Logistics, Inc. (FL) and Optimized Transportation Software, Inc. (OTSI), becoming wholly-owned subsidiaries of the Company. At various times throughout the current quarter ended September 30, 2009, the Company issued 350,000 shares of Series A Convertible Preferred Stock and 1,000,000 shares of Series B Preferred Stock to various consultants for services they provided the Company. Series A is convertible to common on a ten for one basis. Each share of preferred stock is entitled to ten votes. Neither series has redemption, dividend, or liquidation rights.

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

In July 2009, the 5,500,000 shares issued for the purchase of Federal Logistics, Inc. (FL) and Optimized Transportation Software, Inc. (OTSI) was returned to the Company as payment of debt owed the Company. The shares were subsequently canceled.

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

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we have elected not to provide the information required by this item. Selected financial data has been provided in ITEM 7.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with the consolidated financial statements and the related notes and other information included elsewhere in this report.

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

•

Intermodal Agents - Containers transporting freight between rail, ship or air

•

Freight Forwarding Agents - Manages freight between ports of entry

•

OTSI - Software service that helps customers manages and track their freight and assets throughout the supply chain

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

Financial Outlook

Our revenues increased approximately $1 million or 10.2%, in the year ended December 31, 20099. For 2010, we expect our continued network expansion and recent acquisition to offset the impact of the slowing global economy. Over the longer term, we expect to continue growing our revenues both organically and as the result of strategic acquisitions. Our primary operating objective in fiscal 2010 is to continue to expand our brands while leveraging the substantial purchasing power of the consolidated group. We expect this will translate into improved profitability and strategic advantage for all of our stations.

Our estimate of future revenues and profits is based on the assumption that the cumulative historical financial results of operations for the most recent 12 months ended December 31, 2009 are indicative of the future financial performance of the consolidated group and excludes the impact of further acquisitions.

Critical Accounting Policies

Accounting policies, methods and estimates are an integral part of the consolidated financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. While there are a number of accounting policies, methods and estimates that affect our financial statements, the areas that are particularly significant include the assessment of the recoverability of long-lived assets, specifically goodwill, acquired intangibles, and revenue recognition.

We review long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, we estimated fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

Results of Operations

Fiscal year ended December 31, 2009 compared to fiscal year ended December 31, 2008.

Overview

	(000's) omitted

	For the Years Ended
	December 31,		Change
	2009	2008	Amount	Percent

Revenue	$6,814	$3,678	$3,136	85.3%
Cost of transportation	5,851	3,169	2,682	84.6%
	963	509	454	89.2%
	14.1%	13.8%		0.3%

Selling, general and administrative expenses	838	482	356	73.9%
Operating income	125	27	98	1318.5%
	1.8%	0.7%

Revenue

We generated revenue of $6.8 million and net revenue of $963 thousand for the year ended December 31, 2009 as compared to revenue of $3.7 million and net revenue of $500 thousand for the year ended December 31, 2008. Operating income was $125 thousand and $27 thousand for the years ended December 31, 2009 and 2008, respectively.

Revenues increased through the acquisition and organic growth of our customer base. Revenues consist of transportation revenue, generated from carriers, of $6.6 million and $3.3 million for the years ended December 31, 2009 and 2008, respectively. Revenues generated through logistic software was $177 thousand and $385 thousand for the years ended December 31, 2009 and 2008, respectively, a decreased by $208 thousand, due to reduced corporate investment during the economic downturn.

Costs of Transportation

Cost of transportation was 85.9% and 86.2% of transportation revenue for the years ended December 31, 2009 and 2008, respectively. The decrease in cost of transportation result in improved net transportation margins, 14.1% and 13.8% of transportation revenue for the years ended December 31, 2009 and 2008, respectively. The favorable variance was due to a lower gas prices in 2009.

Transportation costs consist of:

•

Carrier and fuel costs were $5.1 million and $2.5 million for the years ended December 31, 2009 and 2008, respectively. The increase was due to an increase in volume and reductions in fuel costs.

•

Agent commissions were $676 thousand and $469 thousand for the years ended December 31, 2009 and 2008, respectively, an increase of $207 thousand as a direct result of increased revenues.

•

 Personnel costs consist of payroll, payroll taxes, benefits and stock compensation expense. Personnel costs were $568 thousand and $471 thousand for the years ended December 31, 2009 and 2008, respectively. The increase of $97 thousand was largely due to revenue volume.

Selling, general and administrative

Selling, general and administrative costs, consists primarily of marketing, rent, professional services, insurance and travel expenses. Selling, general and administrative costs were $838 thousand for the year ended December 31, 2009, a increase of $356 thousand or 73.9% from $482 thousand for the year ended December 31, 2008. The increase was not attributable to any specific category of expense and was a result additional costs incurred to support the increase in revenue demand.

Liquidity and Capital Resources

Net cash used in operating activities for the year ended December 31, 2009 was $175 thousand, compared to net cash provided by operating activities for the year ended December 31, 2008 of $184 thousand. The change was principally driven by the reduction in liabilities.

Net cash used for investing was approximately $175,000 for the year ended December 31, 2009, compared to $60,000 for the year ended December 31, 2008. Use of cash for the nine months ended September 30, 2009 consisted primarily of additional software development costs.

Net cash provided by financing activities for the year ended December 31, 2009 was $380,000 compared to $318,000 used for the year ended December 31, 2008. Cash from financing activities in 2009 consisted primarily of proceeds from stockholder lending and private sale of our stock.

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

Recent Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration. Those standards have been addressed in the notes to the audited financial statement and in our Annual Report, filed on Form 10-K for the period ended December 31, 2009.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Optimized Transportation Management, Inc. including the notes thereto and the report of our independent accountants are included in this report, commencing at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures .

An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act as of December 31, 2009 was carried out by our management under the supervision and with the participation of our Chief Executive Officer ("CEO") who also serves as our Chief Financial Officer ("CFO") and the President. Based upon that evaluation, our CEO/CFO and President concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO/CFO, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting .

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (the “Exchange Act”). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting procedures (“GAAP”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer who also serves as of our Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting .

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below is certain information regarding our directors and executive officers.

The following table sets forth information concerning our executive officers and directors. Each of the executive officers will serve until his or her successor is appointed by our Board of Directors or such executive officer’s earlier resignation or removal. Each of the directors will serve until the next annual meeting of stockholders or such director’s earlier resignation or removal.

Name	Age	Position

Kevin Brennan	58	Chief Executive Officer, Chief Financial Officer
Larry M. Berry	64	Chief Operating Officer and President

Kevin Brennan, Chief Executive Officer

Mr. Brennan was a founder and CEO of XRG, Inc. (XRGI.BB). He started XRG by reverse merging into a public shell five small private transportation companies with total annual revenues of over $40 million. He negotiated with a hedge fund in New York to invest $3.1 million to finance the acquisitions. When Mr. Brennan left XRG the stock was trading at a price greater than $1.

Mr. Brennan was co-founder and Chief Financial Officer of a truckload carrier that grew to $60 million in revenue in four years, while achieving profitability from inception. He hired and directed a staff that developed the proprietary automated information systems that enabled the company to control and monitor over 100 divisions, which included both asset and non-asset based trucking companies. Mr. Brennan organized and designed the company's accounting systems so that within six months the company was able to be audited by a big eight public accounting firm. This enabled Mr. Brennan to begin negotiating with a number of major financial institutions to obtain a multimillion-dollar credit facility with the Bank of New England, as well as an equity investment with the bank's venture capital arm, New England Capital. He was responsible for negotiating the purchase and finance of over 100 tractors and trailers for the company.

Mr. Brennan provided consulting services in the truckload transport industry, assisting companies in the acquisition of truckload carriers. He provided expertise in negotiating and valuing the transactions, conducting the necessary due diligence, and assisting in arranging financing for the transactions. He was involved in several successfully completed transactions throughout the Eastern United States.

Mr. Brennan has over 10 years of public accounting experience, including auditing of public companies, and is licensed in Florida as a CPA. He attended Ohio University, and graduated with high honors from Robert Morris University, Pittsburgh, PA with a BSBA in Accounting.

Larry M. Berry, Chief Operating Officer

Mr. Berry was the founder and owner of Berry Consulting Group LLC (BCG). BCG specialized in the transportation industry. The company assisted clients in all facets of business development including consulting on mergers and acquisitions, developing Brokerage Platforms, and Logistic Services, and finally Agent Development. BCG had extensive experience in all of the above business development areas as well as significant operational experience.

Mr. Berry worked as the Vice President for Business Development for XRG, Worldwide Freight, PTL, CRST Logistics, and PGT Trucking. Mr. Berry was one of the original founders of Landstar and helped to develop that company into the largest non-asset based public company.

Mr. Berry attended Austin Peay University, and Western Kentucky University majoring in Business Administration.

Directors’ Term of Office

Directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers are elected annually by our board of directors and serve at the discretion of the board of directors.

Audit Committee Financial Expert

Our board of directors has not created a separately-designated standing audit committee or a committee performing similar functions. Accordingly, our full board of directors acts as our audit committee.

Code of Ethics

We have adopted a Code of Ethics that applies to all employees including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics is designed to deter wrongdoing and promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in our other public communications; (iii) compliance with applicable governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and (v) accountability for adherence to the code.

Corporate Governance

We are a small reporting company, not subject to the reporting requirements of Section 13(a) or 15(d) of the Exchange Act respecting any director. We have conducted special Board of Director meetings almost every month since inception. Each of our directors has attended all meetings either in person or via telephone conference. We have no standing committees regarding audit, compensation or other nominating committees. In addition to the contact information in private placement memorandum, each shareholder will be given specific information on how he/she can direct communications to the officers and directors of the corporation at our annual shareholders meetings. All communications from shareholders are relayed to the members of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the United States Securities and Exchange Commission. Such persons are also required to furnish Coastline Corporate Services, Inc. with copies of all forms so filed.

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of the date of this report, our executive officers, directors and greater than 10 percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table reflects total compensation for our chief executive officer/chief financial officer, and our two most highly compensated executive officers (each a “named executive officer”) whose compensation exceeded $100,000 during the fiscal year ended December 31, 2009 and 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All other compensation ($)	Total ($)
Kevin Brennan, Chief Executive	2009	23,883	-	-	-	23,883
Officer and Chief Financial Officer	2008	-	-	-	-	-
Larry M. Berry,	2009	177,200	-	-	-	177,200
Chief Operating Officer	2008	-	-	-	-	-

Narrative Disclosure of Executive Compensation

Outstanding Equity Awards at Fiscal Year-End

None.

Director Compensation

None.

Employment Agreements

None

Stock Incentive Plan

On July 31, 2009, we adopted the Optimized Transportation Management, Inc. Equity Incentive Plan (the "Plan"). Awards may be made under the Plan for up to 5,000,000 shares of our common stock in the form of stock options or restricted stock awards. Awards may be made to our employees, officers or directors as well as our consultants or advisors. The Plan is administered by our Board of Directors which has full and final authority to interpret the Plan, select the persons to whom awards may be granted, and determine the amount, vesting and all other terms of any awards. To the extent permitted by applicable law, our Board may delegate any or all of its powers under the Plan to one or more committees or subcommittees of the Board. The Plan is not subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended, and is not a "qualified plan" under Section 401(a) of the Internal Revenue Code of 1986, as amended. The Plan has not been approved by our shareholders. As a result, "incentive stock options" as defined under Section 422 of the Internal Revenue Code may not be granted under the Plan until our shareholders approve the Plan.

All stock options granted under the Plan are exercisable for a period of up to ten years from the date of grant, are subject to vesting as determined by the Board upon grant, and have an exercise price equal to not less than the fair market value of our common stock on the date of grant. Unless otherwise determined by the Board, awards may not be transferred except by will or the laws of descent and distribution. The Board has discretion to determine the effect on any award granted under the Plan of the death, disability, retirement, resignation, termination or other change in employment or other status of any participant in the Plan. The maximum number of shares of common stock for which awards may be granted to a participant under the Plan in any calendar year is 2,500,000.

The Plan states that a "Change of Control" occurs when (i) any "person" (as such term is used in Section 13(d) and 14(d) of the Exchange Act) acquires "beneficial ownership" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing fifty percent (50%) or more of the voting power of the then outstanding securities of the Company except where the acquisition is approved by the Board; or (ii) if the Company is to be consolidated with or acquired by another entity in a merger or other reorganization in which the holders of the outstanding voting stock of the Company immediately preceding the consummation of such event, shall, immediately following such event, hold, as a group, less than a majority of the voting securities of the surviving or successor entity or in the event of a sale of all or substantially all of the Company's assets or otherwise.

Unless otherwise provided in option or employment agreements, if the Plan is terminated as a result of or following a “Change of Control”, all vested awards may be exercised for 30 day’s from the date of notice of the termination. All participants will be credited with an additional six months of service for the purpose of unvested awards. If the Plan is assumed or not terminated upon the occurrence of a “Change of Control”, all participants will be credited with an additional six months of service if, during the remaining term of such participant’s awards, any participant is terminated without cause.

To date we have issued two million four hundred and fifty thousand (2,450,000) shares.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table indicates how many shares of our common stock were beneficially owned as of December 31, 2009, by (1) each person known by us to be the owner of more than 5% of our outstanding shares of common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group. Unless otherwise indicated, each person named below has sole voting and investment power with respect to all common stock beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below. Unless otherwise provided, the address of each of the persons listed below is c/o Optimized Transportation Management, Inc., 707 Grant Street, Suite #2307, Pittsburgh, PA, 15219.

Name of Beneficial Owner	Amount (1)	Percent of Class

Kevin Brennan *	0	0.0%
Larry M Berry *	2,000,000	15.0%
All officers and directors as a group (2 persons)	2,000,000	15.0%

(*) Less than one percent

Equity Compensation Plan Information

The following table sets forth certain information regarding compensation plans under which our equity securities are authorized for issuance as of June 30, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	0	--	0
Equity compensation plans not approved by security holders	3,370,000	$0.520	1,630,000
Total	3,370,000	$0.520	1,630,000

A description of the material terms of The Optimized Transportation Management, Inc. 2005 Stock Incentive Plan is set forth in Item 11. EXECUTIVE COMPENSATION- Stock Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons

Our board is responsible for reviewing and approving all related party transactions. Before approving such a transaction, the board takes into account all relevant factors that it deems appropriate, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third party. Any request for us to enter into a transaction with an executive officer, director, principal stockholder or any of such persons' immediate family members or affiliates in which the amount involved is deemed material must first be presented to our board for review, consideration and approval. All of our directors, executive officers and employees are required to report to our board any such related party transaction. In approving or rejecting the proposed agreement, our board considers the facts and circumstances available and deemed relevant to the board, including, but not limited to the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products and, if applicable, the impact on a director's independence. Our board approves only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our board determines in the good faith exercise of its discretion. Although the policies and procedures described above are not written, the board applies the foregoing criteria in evaluating and approving all such transactions. Each of the transactions described below were approved by our board of directors in accordance with the foregoing.

Director Independence

As of the date of the report, we do not maintain a separately designated audit, compensation or nominating committee.

ITEM 14. PRINCIPAL ACCOUNTANTS FEE AND SERVICES

The following represents fees for professional audit services performed by for the audit of our annual financial statements for the years ended December 31, 2009 and 2008 and fees billed and unbilled for other services rendered by it during those periods: $0. We have completed our initial audit for the two year period ended December 31, 2009. Progress billings and final invoicing are expected to be $25,000 per year for each year. .

Audit Fees

Audit Fees consist of fees billed and unbilled for professional services rendered for the audit of our consolidated financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by our independent registered public accountants in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees."

Tax Fees

Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, tax audit defense, customs and duties, and mergers and acquisitions.

All Other Fees

All Other Fees consist of fees billed for products and services provided not described above.

Audit Committee Pre-Approval Policies and Procedures

Our Board of Directors serves as our audit committee. Our Board of Directors approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates. It also meets with our independent auditors, on a quarterly basis, following completion of their quarterly reviews and annual audit and prior to our earnings announcements, if any, to review the results of their work. During the fiscal years ended June 30, 2009 and June 30, 2008, all audit and non-audit services performed by our independent registered public accountants were pre-approved by the Board of Directors in accordance with the foregoing procedures.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

21.1	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTIMIZED TRANSPORTATION MANAGEMENT, INC.

Date: March 31, 2010	By:	/s/ Kevin P. Brennan
Kevin P. Brennan
Chief Executive Officer and Chief Financial Officer

FINANCIAL STATEMENTS

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

OPTIMIZED TRANSPORTATION MANAGEMENT, INC.

Randall N. Drake, C.P.A., P.A.

1981 Promenade Way

Clearwater, FL 33760

727.536.4863

Randall@RDrakeCPA.com

Report of Independent Registered Public Accounting Firm

Board of Directors

Optimized Transportation Management, Inc.

Pittsburg Pennsylvania

We have audited the accompanying consolidated balance sheets of Optimized Transportation Management, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America

/s/ Randall N. Drake, CPA PA

Clearwater, Florida

March 31, 2010

OPTIMIZED TRANSPORTATION MANAGEMENT, INC.
Consolidated Balance Sheets
As of December 31, 2009 and 2008

	2009	2008
Assets
Current assets -
Cash	$60,059	$27
Accounts receivable	75,463	1,522,556
Prepaid expenses	10,686	19,211
Due from WLSV	-	409,973
Total current assets	146,208	1,951,767

Property and equipment, net of accumulated depreciation of $3,069	232,334	59,950
Total Assets	$378,542	$2,011,717

Liabilities and Stockholders' Equity
Current liabilities -
Overdraft	$-	$10,101
Accounts payable	28,960	231,834
Accrued expenses	21,400	1,456,537
Line of credit	251,584	187,555
Note payables	15,772	6,906
Due to shareholder	-	40,000
Total current liabilities	317,716	1,932,933

Stockholders' Equity -
Preferred stock, 10,000,000 shares authorized:
Convertible preferred stock, Series A $0.001 par value, 1,050,000
shares issued and outstanding	1,050	-
Preferred stock, Series B $0.001 par value, 1,500,000 shares
issued and outstanding	1,500	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
issued and outstanding: 12,384,000 at December 31, 2009	12,384	200
Additional paid-in capital	(66,982)	-
Retained earnings	112,874	78,584
Total stockholders’ equity	60,826	78,784
Total liabilities and stockholders’ equity	$378,542	$2,011,717

The auditor's report and the accompanying notes are an integral part of these consolidated financial statements.

OPTIMIZED TRANSPORTATION MANAGEMENT, INC.
Consolidated Statements of Operations
For the Years Ended December 31, 2009 and 2008

	2009	2008

Revenue	$6,813,565	$3,677,717
Costs and expenses:
Cost of transportation	5,850,553	3,169,092
Selling, general and administrative expenses	837,915	482,217
Total costs and expenses	6,688,468	3,651,309

Income from operations	125,097	26,408

Other income (expense):
Interest expense	(69,398)	(26,586)
Total other income (expense)	(69,398)	(26,586)

Income before income tax (expense) benefit	55,699	(179)

Net income tax (expense) benefit	(21,400)	-

Net income (loss)	$34,299	$(179)

Net income per common share – basic	$.00	$.00
Net income per common share – diluted	$.00	.00

Weighted average shares outstanding:
Basic shares	9,326,000	8,000,000
Diluted shares	18,270,444	8,000,000

The auditor's report and the accompanying notes are an integral part of these consolidated financial statements.

OPTIMIZED TRANSPORTATION MANAGEMENT, INC.

Consolidated Statement of Stockholders’ Equity

For the years ended December 31, 2009 and 2008

					Additional		Total
	Common Stock		Preferred Stock		Paid in	Retained	Stockholders
	SHARES	AMOUNT	SHARES	AMOUNT	Capital	Earnings	Equity

Balance at December 31, 2007	200	$200	-	$-	$-	$78,763	$78,963

Net loss for the year ended December 31, 2008	-	-	-	-	-	(179)	(179)

Balance at December 31, 2008	200	200	-	-	-	78,584	78,784

Shares issued for acquisition of Federal Logistics, Inc. and Optimized Transportation Software, Inc.	5,500,000	5,500	1,200,000	1,200	-	-	6,700

Recapitalization	2,499,800	2,300	-	-	(8,998)	-	(6,698)

Shares issued for services	9,784,000	9,784	1,350,000	1,350	768,139	-	779,273

Repayment of debt	(5,500,000)	(5,500)	-	-	(826,123)	-	(831,623)

Shares issued for investment	100,000	100	-	-	-	-	100

Net income for the year ended December 31, 2009	-	-	-	-	-	34,299	34,299

Balance at December 31, 2009	12,384,000	$12,384	2,550,000	$2,550	$(66,982)	$112,874	$60,826

The auditor's report and the accompanying notes are an integral part of these consolidated financial statements.

OPTIMIZED TRANSPORTATION MANAGEMENT, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008

	2009	2008
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$34,299	$(179)

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
PROVIDED BY (USED BY) OPERATING ACTIVITIES:
depreciation	3,069	-
CHANGE IN ASSETS AND LIABILITIES -
accounts receivable	1,447,093	(1,481,148)
other current assets and deposits	8,525	(19,211)
accounts payable	(202,874)	225,527
other accrued costs	(1,435,138)	1,459,418
Net cash (used by) provided by operating activities	(145,026)	184,407

CASH FLOWS USED FOR INVESTING ACTIVITIES:
capital expenditures and software development costs	(175,453)	(59,950)
Net cash used for investing activities	(175,453)	(59,950)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
bank overdraft	(10,101)	10,101
proceeds from notes	28,500	40,000
payments on notes payable	(59,634)	6,906
net proceeds from line of credit	64,029	187,555
net from stockholder	409,964	(562,365)
proceeds from issuance of common stock	(52,248)	-
Net cash provided by (used by) financing activities	380,510	(317,803)

NET INCREASE IN CASH	60,032	(193,346)

CASH, BEGINNING OF THE PERIOD	27	193,373

CASH, END OF PERIOD	$60,059	$27

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$69,398	$26,586
Income taxes paid	$-	$-

The auditor's report and the accompanying notes are an integral part of these consolidated financial statements.

OPTIMIZED TRANSPORTATION MANAGEMENT, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31. 2009 and 2008

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Optimized Transportation Management, Inc. and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Use of Estimates

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

Variable Interest Entities

The Company considers the consolidation of entities to which the usual condition (ownership of a majority voting interest) of consolidation does not apply, focusing on controlling financial interests that may be achieved through arrangements that do not involve voting interest. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary is generally required to consolidate assets, liabilities and non-controlling interests at fair value (or at historical cost if the entity is a related party) and subsequently account for the variable interest as if it were consolidated based on a majority voting interest.

Financial Instruments

The Company’s balance sheets include the following financial instruments: cash, accounts receivable, accounts payable and note payable to stockholder. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying values of the note payable to stockholder approximates fair value based on borrowing rates currently available to the Company for instruments with similar terms and remaining maturities.

Fair Value Measurements

The Company implemented the provisions, for its financial assets and liabilities which are required to be re-measured and reported at fair value at each reporting period and non-financial assets and liabilities which are re-measured and reported at fair value at least annually.

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of six months or less to be cash equivalents.

Accounts Receivable

The Company’s receivables are recorded when billed and represent claims against third parties that will be settled in cash. The carrying value of the Company’s receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The Company evaluates the collectability of accounts receivable on a customer-by-customer basis. The Company records a reserve for bad debts against amounts due to reduce the net recognized receivable to an amount the Company believes will be reasonably collected. The reserve is a discretionary amount determined from the analysis of the aging of the accounts receivables, historical experience and knowledge of specific customers. Based on management’s evaluation no reserve is required as of December 31, 2009 or 2008.

Furniture & Equipment

Furniture and equipment are stated at cost, less accumulated depreciation over the estimated useful lives of the respective assets. Depreciation is computed using five to seven year lives for furniture and equipment on a straight line method. Computer software is depreciated over a three year life using the straight line method of depreciation. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in other income or expense. Expenditures for maintenance, repairs and renewals of minor items are charged to expense as incurred. Major renewals and improvements are capitalized.

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

Business Acquisitions

Acquisitions of business are accounted for utilizing the purchase method and, accordingly, the results of operations of acquired properties are included in our results of operations from the respective dates of acquisition. Estimates of future cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment, debt liabilities assumed and identifiable intangible assets and liabilities.

Goodwill

The Company performs an annual impairment test for goodwill and intangible assets with indefinite lives. The first step of the impairment test requires the Company to determine the fair value of each reporting unit, and compare the fair value to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. The Company typically performs its annual impairment test effective at midyear of each year, unless events or circumstances indicate, an impairment may have occurred before that time. As of December 31, 2009 no goodwill impairment has been recognized.

Long-Lived Assets

The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has performed a review of all long-lived assets and has determined no impairment of the respective carrying value has occurred as of December 31, 2009.

Commitments

The Company has operating lease commitments, some of which are for office space and are under non-cancelable operating leases expiring at various dates through November 2013.

Income Taxes

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

The Company accounts for uncertain income tax positions and, accordingly, reports a liability for unrecognized tax benefits resulting from uncertain income tax positions taken or expected to be taken in an income tax return. Estimated interest and penalties are recorded as a component of interest expense or other expense, respectively.

Revenue Recognition and Purchased Transportation Costs

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

The Company recognizes revenue on a gross basis, as a result of the following: The Company is the primary obligor responsible for providing the service desired by the customer and is responsible for fulfillment, including the acceptability of the service(s) ordered or purchased by the customer. At the Company’s sole discretion, it sets the prices charged to its customers, and is not required to obtain approval or consent from any other party in establishing its prices. The Company has multiple suppliers for the services it sells to its customers, and has the absolute and complete discretion and right to select the supplier that will provide the product(s) or service(s) ordered by a customer, including changing the supplier on a shipment-by-shipment basis. In most cases, the Company determines the nature, type, characteristics, and specifications of the service(s) ordered by the customer. The Company also assumes credit risk for the amount billed to the customer.

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

Our software as a service is offered as a subscription service on a month to month billing. Accordingly, there are no multi-deliverable arrangements. We recognize revenue for our software division as we bill the monthly maintenance fees. Acquisition costs are expensed in the period incurred.

Share Based Compensation

The Company accounts for share-based compensation under the fair value recognition provisions such that compensation cost is measured at the grant date based on the value of the award and is expensed ratably over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the percentage of awards which will be forfeited, stock volatility, the expected life of the award, and other inputs. If actual forfeitures differ significantly from the estimates, share-based compensation expense and the Company's results of operations could be materially impacted.

The Company may also issue restricted stock to consultants for various services Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete. The Company recognizes these service expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. When stock is issued as payment for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions. If stock is issued in advance of service performance expense is recognized ratably over the requisite service period.

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expenses are included in the Company’s operating expenses. Advertising expense was $3,124 and $2,210 for the years ended December 31, 2009 and 2008, respectively

Basic and Diluted Income Per Share

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

Common stock equivalents for the years ended December 31, 2009 were dilutive. Therefore, the diluted weighted average common shares outstanding for the periods ended December 31, 2009 includes approximately 8,944,444 shares that could dilute earnings per share in future periods. There were no common stock equivalents for the year ended December 31, 2008 and therefore the earnings per share calculation, for both basic and dilutive were 8,000,000 shares.

Basic income per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares, such as convertible stock, had been issued and if the additional common shares were dilutive. Includes 8,944,444 convertible preferred shares that could dilute earnings per share. For the year ended December 31, 2009, preferred shares were convertible into 10,500,000 shares of common stock and the weighted average number of common stock equivalent shares were included in the computation of diluted weighted average shares outstanding.

The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows.

	2009	2008
Net Income (Loss)	$34,299	$(179)

Weighted average shares, basic	9,326,000	8,000,000
Convertible preferred shares	8,944,444	-
Weighted average shares, dilutive	$18,270,444	$8,000,000

Earnings per share, basic	$0.00	$(0.00)
Earnings per share, dilutive	$0.00	$(0.00)

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-04, Accounting for Redeemable Equity Instruments — Amendment to Section 480-10-S99. This ASU represents an update to Section 480-10-S99, Distinguishing Liabilities from Equity, per Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities.” The adoption of ASU 2009-04 will not have a material impact on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, to provide guidance on the fair value measurement of liabilities. The adoption of ASU 2009-05 is not expected to have a material impact on our consolidated financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-08, Earnings Per Share Amendments to Section 260-10-S99. This Codification Update represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The adoption of ASU 2009-08 will not have material impact on our consolidated financial statements

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-09, Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees. This Accounting Standards Update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Section 323-10-S99-4 was originally entered into the Codification incorrectly. The adoption of ASU 2009-09 will not have material impact on our consolidated financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) . This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures > Overall, to provide guidance on the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The adoption of ASU 2009-12 will not have material impact on our consolidated financial statements.

In October 2009 FASB issued Accounting Standards Update No. 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing (effective for fiscal years beginning on or after December 15, 2009, and interim periods with those fiscal years for outstanding arrangements. Effective for interim or annual periods beginning on or after June 15, 2009 for arrangements entered into in those periods.) (FASB Accounting Standard Codification 470-20-50-2A through 50-2C; 470-20-65-3). Management does not believe this standard will have any future impact on the consolidated financial statements.

In June 2009, the FASB issued new accounting standard, which was integrated into the Codification in December 2009, ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (ASU No. 2009-17). ASU No. 2009-17 amends previously issued accounting guidance for the consolidation of variable interest entities to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. This amended consolidation guidance for variable interest entities also replaces the existing quantitative approach for identifying which enterprise should consolidate a variable interest entity, which was based on which enterprise is exposed to a majority of the risks and rewards, with a qualitative approach, based on which enterprise has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This new standard may affect how we account for the consolidation of common structures, such as joint ventures, equity method investments, collaboration and other agreements and purchase arrangements. Under this revised guidance, more entities may meet the definition of a variable interest entity, and the determination about whether an enterprise should consolidate a variable interest entity is required to be evaluated continuously. This standard is effective for us for interim and annual periods beginning after January 1, 2010. The adoption of this standard will not have an impact on our consolidated financial position or results of operations.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following, as of December 31,:

	2009	2008
Office equipment	$15,343	$-
Software development costs	220,060	59,950
	235,403	59,950
Accumulated depreciation	3,069	-
	$232,334	$59,950

Included in costs above the software costs have not been amortized until the software is fully implemented.

Depreciation and amortization expense related to property and equipment was $3,069 and $0 for the years ended December 31, 2009 and 2008, respectively.

NOTE 6 – RELATED PARTY

The Company has received or has issued advances or other temporary financial assistance, from time to time, with affiliated companies. These advances are typically short-term in nature, for the purpose ranging from funding acquisitions or for cash flow requirements. No amounts were due from or to the Company at December 31, 2009. The Company had $409,973 due from an affiliated company and $40,000 due to a shareholder as of December 31, 2008.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 7 – DEBT

Line of Credit

The Company outsources certain of its accounts receivables under a trade credit outsourcing agreement with a third party. The third party assumes credit risk for the accounts they purchase under the agreements and charges the company certain administration fees for handling the collections of these accounts. In addition the Company is allowed to take advances up to one million dollars limited by 85% of eligible receivables. Advances under the line of credit are available to fund acquisitions, capital expenditures, or for other corporate purposes. The line of credit is collateralized by accounts receivable and other assets of the Company and its subsidiaries. A processing commission rate of 1% is applied on the initial $20 million and .75% thereafter. of the face value of each account assigned. Borrowings under the line of credit bear interest at the Bank’s prime rate plus 2.00% and are due on demand.

One of our officers and shareholder has personally guaranteed the line of credit.

As of December 31, 2009 and 2008, the Company had $251,584 and $187,555, respectfully, in advances under the trade credit outsourcing agreement.

During the year ended December 31, 2009 the Company drew on the trade credit outsource agreement in the amount of $4,767,621 and made payment of $4,703,592. At December 31, 2009 and 2008, based on available collateral, there was $0 available for borrowing under the trade credit outsourcing agreement based on advances outstanding.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value at $.001 per share. On June 30, 2009, the Company issued 700,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) and 500,000 shares of Series B Preferred Stock (“Series B Preferred Stock”) as part of the acquisition of Federal Logistics, Inc. (FL) and Optimized Transportation Software, Inc. (OTSI), becoming wholly-owned subsidiaries of the Company. At various times throughout the current quarter ended September 30, 2009, the Company issued 350,000 shares of Series A Convertible Preferred Stock and 1,000,000 shares of Series B Preferred Stock to various consultants for services they provided the Company. Series A is convertible to common on a ten for one basis. Each share of preferred stock is entitled to ten votes. Neither series has redemption, dividend, or liquidation rights.

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

In July 2009, the 5,500,000 shares issued for the purchase of Federal Logistics, Inc. (FL) and Optimized Transportation Software, Inc. (OTSI) was returned to the Company as payment of debt owed the Company. The shares were subsequently canceled.

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

NOTE 9 – PROVISION FOR INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before taxes. The items causing this difference are as follows:

	2009	2008
Income tax provision (benefit) at statutory rate	$22,400	$-
State income tax expense (benefit), net of federal benefit	(1,000)	-
	21,400	-
Valuation Allowance	-	-
	$21,400	$-

All taxes are current, no deferred tax assets or liabilities have been recorded.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases

Our principal executive offices are located at 707 Grant Street, Suite 2307, Pittsburgh, Pennsylvania and consist of approximately 1,800 feet of office space which we lease for approximately $2,600 per month pursuant to the lease expiring November 30,2013. We also maintain approximately 6,000 feet of warehouse space in Hanging Rock Ohio, which we lease on a month to month basis.

Future minimum lease payments:

2010	$31,296
2011	31,296
2012	31,296
2013	28,688
2014	-
thereafter	-
$122,576

Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 11 - SEGMENT INFORMATION

Segment information is presented based on a management approach that designates the internal organization that is used by management for making operating decisions and assessing performance as the sources of the Company's reportable segments. Operating segments are defined as components of an enterprise about which financial information is available that is evaluated on a regular basis by the chief operating decision-maker, or decision-making groups, in deciding how to allocate resources to an individual segment and in assessing performance of the segment.

The Company's operations during the years ended December 31, 2009 and 2008 are classified into two reportable business segments: Logistics Services and Supply Chain Software. Each of these segments is organized based upon the nature of products and services offered. Summarized financial information about each segment is provided below:

		Supply
	Logistic	Chain	Consolidated
	Services	Software	Totals
For the year ended December 31, 2009
Revenues from external customers	$6,636,186	$177,379	$6,813,565
Costs of revenues	5,776,749	73,804	5,850,553
	859,437	103,575	963,012
Selling and general and administrative	728,316	109,599	837,915
Segment profit (loss) from operations	$131,121	$(6,024)	$125,097

Assets	$151,429	$227,113	$378,542

For the year ended December 31, 2008
Revenues from external customers	$3,292,617	$385,100	$3,677,717
Costs of revenues	2,957,224	211,868	3,169,092
	335,392	173,233	508,625
Selling and general and administrative	260,250	221,967	482,217
Segment profit (loss) from operations	$75,142	$(48,734)	$26,408

Assets	$1,960,672	$51,045	$2,011,717

NOTE 12 – SUBSEQUENT EVENTS

In January 2010, the company acquired Light Logistics, Inc and Light Express, Inc. In exchange for the assets of the Companies, the Company issued 909,091 shares of common stock and issued a note in the amount of $500,000. In the transaction goodwill has been recognized utilizing the purchase method, resulting from the excess of the valued consideration given greater than the fair market value of the assets, less the liabilities assumed. Estimates of future cash flows and other valuation techniques were used to allocate the purchase price of acquired property between equipment, debt liabilities assumed and identifiable intangible assets and liabilities.

Presented is the condensed proforma information of the consolidated entity, as it would have been presented had the transaction occurred prior to the year end.

Condensed Proforma Balance Sheet As of December 31, 2009 and 2008
	2009	2008
Assets
Total current assets	$146,208	$1,951,767
Property and equipment, net of accumulated depreciation of $3,069	1,032,334	270,737
Goodwill	330,013	-
Other Assets	-	20,276
Total Assets	$1,508,555	$2,242,780

Liabilities and Stockholders' Equity
Total liabilities	796,316	1,932,388
Capital Stock	315,739	200
Retained Earnings	396,500	310,192
Total liabilities and stockholders’ equity	$1,508,555	2,242,780

Condensed Proforma Statement of Operations For the Years Ended December 31. 2009 and 2008
	2009	2008

Revenue	$11,198,798	$10,165,060
Costs and expenses:
Cost of transportation	9,388,396	8,417,257
Selling, general and administrative expenses	1,654,695	1,482,837
Total costs and expenses	11,043,091	9,900,094
Other income (expense):
Interest expense	(69,398)	(33,536)
Income before income tax (expense) benefit	$86,309	$231,429