Form 10-Q
period 2010-03-31
OPTIMIZED TRANSPORTATION MANAGEMENT, INC.
filed 2010-05-20
CIK 1070799

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

(412) 258 – 2260
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

There were 21,305,591 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of May 18, 2010.

OPTIMIZED TRANSPORTATION MANAGEMENT, INC.

OPTIMIZED TRANSPORTATION MANAGEMENT, INC.
Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(unaudited)	(audited)
Assets
Current assets -
Cash	$273,693	$60,059
Accounts receivable	83,937	75,463
Prepaid expenses	107,548	10,686
Total current assets	465,178	146,208

Property and equipment, net of accumulated
depreciation of $35,620 and $3,069, respectively	1,004,783	232,334

Other Assets
Goodwill	343,719	-
Deposits and other assets	68,000	-
Total assets	$1,881,680	$378,542

Liabilities and Stockholders' Equity
Current liabilities -
Accounts payable	$44,765	$28,960
Accrued expenses	12,299	21,400
Line of credit	251,952	251,584
Note payables	612,556	15,772
Derivative liability	49,820	-
Due to shareholders and related parties	333,735	-
Total current liabilities	1,305,127	317,716

Stockholders' Equity:
Preferred stock, 10,000,000 shares authorized:
Preferred stock, Convertible Series A $0.001 par value, 1,050,000
shares issued and outstanding	1,050	1,050
Preferred stock, Series B $0.001 par value, 1,500,000 shares
issued and outstanding	1,500	1,500
Common stock, $0.001 par value, 100,000,000 shares authorized;
issued and outstanding: 21,305,591and 12,384,000, respectively	21,306	12,384
Additional paid-in capital	592,119	(66,982)
Retained earnings (deficit)	(39,422)	112,874
Total stockholders’ equity	576,553	60,826
Total liabilities and stockholders’ equity	$1,881,680	$378,542

The accompanying notes are an integral part of these consolidated financial statements.

OPTIMIZED TRANSPORTATION MANAGEMENT, INC.
Consolidated Statements of Income
For the Three Months Ended March 31, 2010 and 2009
(unaudited)

	March 31,
	2010	2009
		(restated)
Revenue	$1,094,012	$1,070,644
Costs and expenses:
Cost of transportation	853,249	600,461
Selling, general and administrative expenses	453,681	245,016
Total costs and expenses	1,306,930	845,477

Income (Loss) from operations	(212,918)	225,167

Other income (expense):
Interest expense	(10,498)	-
Change in derivative	(18,280)	-
Total other income (expense)	(28,778)	-

Income (loss) before income tax (expense) benefit	(241,696)	225,166

Income tax (expense) benefit	89,400	(83,300)

Net income	$(152,296)	$141,866

Net income (loss) per common share – basic	$(0.01)	$0.02
Net income (loss) per common share – diluted	$(0.01)	$0.02

Weighted average shares outstanding:
Basic shares	14,909,891	8,000,000
Diluted shares	25,409,891	8,000,000

The accompanying notes are an integral part of these consolidated financial statements.

OPTIMIZED TRANSPORTATION MANAGEMENT, INC.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009
(unaudited)

	March 31,
	2010	2009

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$(152,296)	$141,866

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
PROVIDED BY (USED BY) OPERATING ACTIVITIES:
depreciation	32,551	3,074
stock-based compensation	22,500	-
CHANGE IN ASSETS AND LIABILITIES -
accounts receivable	(8,474)	1,437,126
other current assets and deposits	(132,862)	19,211
accounts payable	15,805	(218,377)
other accrued liabilities	(9,101)	(1,369,938)
Net cash (used in) provided by operating activities	(231,877)	12,962

CASH FLOWS USED FOR INVESTING ACTIVITIES:
capital expenditures and software development costs	-	(622,764)
Net cash used in investing activities	-	(622,764)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
bank overdraft	-	(10,101)
proceeds from notes payable	200,000	40,000
payments on notes payable	(88,592)	(50,103)
net proceeds from line of credit	368	(187,555)
stockholder and related party, net	333,735	1,068,662
proceeds from issuance of common stock	-	-
Net cash provided by (used in) financing activities	445,511	860,903

NET INCREASE IN CASH	213,634	251,101

CASH, BEGINNING OF THE PERIOD	60,059	27

CASH, END OF PERIOD	$273,693	$251,128

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$4,526	$-
Income taxes paid	$-	$-

NON-CASH TRANSACTIONS

Acquisition of property and equipment	$805,000	$-
Issuance of Note Payable for acquisition of business	$500,000	$-
Issuance of common stock, at fair market value for acquisition of business	$500,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

OPTIMIZED TRANSPORTATION MANAGEMENT, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 1 – THE COMPANY AND BUSINESS OPERATIONS

The Company

Optimized Transportation Management, Inc. (the “Company”) is a Pittsburgh, Pennsylvania based supply chain Logistics Company formed subsequent to the acquisition of its two operating subsidiaries, Federal Logistics, Inc. (FLI), and Optimized Transportation Software, Inc. (OTSI). FLI, a non asset based transportation company, was incorporated in the state of Florida on February 29, 2008. OTSI, engaged in the implementation of supply chain software, was incorporated in the state of Florida on June 25, 2007.

As reported on a Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 19, 2009, on June 19, 2009 United Restaurant Management, Inc. (the “Registrant”), a Delaware corporation, entered into an Agreement (the “Agreement”) with World Logistics Services. Inc. (“World Logistics”), a corporation incorporated under the laws of the state of Delaware. Pursuant to the terms of the Agreement, World Logistics agreed to transfer all of the issued and outstanding shares of common stock in Federal Logistics, Inc. and Optimized Transportation Software, Inc. to the Registrant in exchange for the issuance of an aggregate of 5,500,000 shares of the Registrant’s common stock and 700,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) and 500,000 shares of Series B Preferred Stock (“Series B Preferred Stock”) to Kevin P. Brennan, thereby causing Federal Logistics, Inc. (FLI) and Optimized Transportation Software, Inc. (OTSI) to become wholly-owned subsidiaries of the Registrant (the “Share Exchange”).

Business Operations

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

The current Supply Chain Management (SCM ) and Supply Chain Execution (SCE) markets are highly fragmented with many vendor companies only focusing on a small segment of the overall supply chain. Some of the larger competitors supply either the software or the transportation management processes in the chain and cater primarily to the Fortune 1000 market with much higher costs. However, in today’s economy, most companies are attempting to do more with less. We believe there is a current un-served market for SCM and SCE for midsized manufacturing and distribution companies. The Company feels it can capitalize on this unmet need, by marketing ever increasing parts of the supply chain to our large base of customers for quick and enhanced market entry.

Our supply chain operation consists of the following components:

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month periods ended March 31, 2010 and 2009; (b) the financial position at March 31, 2010 and December 31, 2009, and (c) cash flows for the three month periods ended March 31, 2010 and 2009, have been made.

These financial statements should be read in conjunction with our December 31, 2009 audited financial statements and notes thereto included in our annual report on Form 10-K filed with the SEC.

Principals of Consolidation

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

Restatement of Statement of Operations

The financial statements presented include entities that were acquired during the current year. For comparative purposes, the information presented in the Statement of Operations for the three month periods ended March 31, 2010 and 2009 includes those accounts and transactions of the acquired entities in the consolidated accounts for all periods presented. The prior periods have been restated to include the acquired entities transactions. Additionally, certain previously reported amounts have been reclassified to conform to current period presentation.

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

 Fair Value Measurements and Financial Instruments

Effective January 1, 2008, the Company adopted FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company’s balance sheets include the following financial instruments: cash, accounts receivable, prepaid expenses, accounts payable, notes payable, derivative liabilities, and due to related parties. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying values of the note payable to stockholder approximates fair value based on borrowing rates currently available to the Company for instruments with similar terms and remaining maturities.

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

Accounts Receivable

The Company’s receivables are recorded when billed and represent claims against third parties that will be settled in cash. The carrying value of the Company’s receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The Company evaluates the collectability of accounts receivable on a customer-by-customer basis. The Company records a reserve for bad debts against amounts due to reduce the net recognized receivable to an amount the Company believes will be reasonably collected. The reserve is a discretionary amount determined from the analysis of the aging of the accounts receivables, historical experience and knowledge of specific customers. Based on management’s evaluation no reserve is required as of March 31, 2010 or December 31, 2009.

Property and Equipment

Property and equipment are stated at historical cost, less accumulated depreciation over the estimated useful lives of the respective assets. Tangible assets acquired in the purchase of a business (Light) have been valued at the fair market value of the items at the time of the purchase. Depreciation is computed using five to ten year lives for furniture and equipment on a straight line method. Computer software is depreciated over the expected life of the software’s expected life, currently estimated five years, using the straight line method of depreciation. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in other income or expense. Expenditures for maintenance, repairs and renewals of minor items are charged to expense as incurred. Major renewals and improvements are capitalized.

Certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon the internal release of a working model. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding five years, based on the estimated economic life of the product.

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

The Company recognizes revenue on a gross basis, as a result of the following: The Company is the primary obligor responsible for providing the service desired by the customer and is responsible for fulfillment, including the acceptability of the service(s) ordered or purchased by the customer. At the Company’s sole discretion, it sets the prices charged to its customers, and is not required to obtain approval or consent from any other party in establishing its prices. The Company has multiple suppliers for the services it sells to its customers, and has the absolute and complete discretion and right to select the supplier that will provide the product(s) or service(s) ordered by a customer, including changing the supplier on a shipment-by-shipment basis. In most cases, the Company determines the nature, type, characteristics, and specifications of the service(s) ordered by the customer. The Company also assumes credit risk for the amount billed to the customer, which are not assigned under the trade credit outsourcing agreement (described below).

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

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expenses are included in the Company’s operating expenses. Advertising expense was $0 and $2,500 for the three month periods ended March 31, 2010 and 2009, respectively.

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

Common stock equivalents for the period ended March 31, 2010 includes approximately 10,500,000 shares that could dilute earnings per share in future periods. There were no common stock equivalents for the year ended March 31, 2009 and therefore the earnings per share calculation, for both basic and dilutive were 8,000,000 shares.

Basic income per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares, such as convertible stock, had been issued and if the additional common shares were dilutive. For the period ended March 31, 2010, preferred shares were convertible into 10,500,000 shares of common stock and the weighted average number of common stock equivalent shares were included in the computation of diluted weighted average shares outstanding.

The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows:

	March 31,
	2010	2009
Net Income	$(152,296)	$141,866

Weighted average shares, basic	14,909,891	8,000,000
Convertible preferred shares	10,500,000	-
Weighted average shares, dilutive	25,409,891	8,000,000

Earnings per share, basic	$(0.01)	$0.02
Earnings per share, dilutive	$(0.01)	$0.02

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

In January 2010, the FASB issued authoritative guidance, Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements, intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers. Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). Currently, the Company does not have any assets or liabilities that are subject to this guidance. As such, this guidance did not have an impact on the Company’s results of operation or financial position. This guidance is effective for interim and annual periods beginning after December 15, 2009.

In February 2010, the FASB issued authoritative guidance on subsequent events. The guidance requires an SEC filer to evaluate subsequent events through the date the financial statements are issued but no longer requires an SEC filer to disclose the date through which the subsequent event evaluation occurred. The guidance became effective for the Company upon issuance and had no impact on the Company’s results of operations or financial position.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following, as of:

	March 31,	December 31,
	2010	2009
Equipment	$820,343	$15,343
Software development costs	220,060	220,060
	1,040,403	235,403
Accumulated depreciation	(35,620)	(3,069)
	$1,004,783	$232,334

Depreciation and amortization expense related to property and equipment was $32,551 and $767 for the three months ended March 31, 2010 and 2009, respectively.

NOTE 6 – RELATED PARTY

The Company has received or has issued advances or other temporary financial assistance, from time to time, with affiliated companies or related parties (shareholder or director). These advances are typically short-term in nature, for the purposes ranging from funding acquisitions or for cash flow requirements. There are no formal agreement or repayment terms on these temporary advances. The Company has accrued interest and recognized interest expense at a minimally reasonable rate of 3% per annum. Management believes the applied interest is reasonable for loans of this nature and will review formalizing the debt arrangements at a later time. The Company had $333,735 payable to related parties at March 31, 2010 and no amounts were due from or to the Company at December 31, 2009.

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

As of March 31, 2010 and December 31, 2009, the Company had $251,952 and $251,584, respectfully, in advances under the trade credit outsourcing agreement.

At March 31, 2010, based on available collateral, there was $0 available for borrowing under the trade credit outsourcing agreement based on advances outstanding.

Notes Payable

Note Payable for Acquired Business

In connection with the purchase of businesses, a note was issued in the amount of $400,000 with repayment terms of $25,000 for first three months, $50,000 for months four through six and balance, including unpaid interest at a rate of 8%, in month seven (November 2010), from the date of agreement.

Note Payable for Working Capital

On February 4, 2010, to obtain funding for working capital, the Company entered into securities purchase agreement with a financing company pursuant to which the Company agreed to issue a Convertible Promissory Note, with attached warrants and interest at 8%, maturing in nine months, November 4, 2010. This master note allows for additional issuances at the same terms. As of March 31, 2010, $200,000 has been secured through this arrangement. The Promissory Note and accrued interest will be convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to the lesser of (i) fair market value, as quoted on a public exchange; or (ii) the fixed conversion price ($1.00), limited to 4.99% of the outstanding shares. Initially, 3,731,343 shares have been reserved for potential conversion.

There is one warrant to purchase one share of common stock for each dollar issued under the Promissory Note. 200,000 warrants, with an exercise price of $1.50, with warrant expiring 7 years from the date of issuance, were issued for the receipt of the $200,000. The fair value was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 304.9%; risk-free interest rate of 3.08% and an expected holding period of four years.

The resulting value was allocated to the proceeds received and applied as a discount to the face value of the Promissory Note, to be amortized over the term of the Promissory Note.

Derivative Liabilities

In connection with the issuance of the Convertible Promissory Note on February 4, 2010, the Company has applied the guidance of FASB ASC Topic No. 815-40. Accordingly, the convertible instrument is accounted for as a derivative liability at the date of issuance and adjusted to fair value through earnings at each reporting date. The fair value was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 301.6%; risk-free interest rate of 4.25% and an expected holding period of .5 years. The resulting value, at the date of issuance, was allocated to the proceeds received and applied as a discount to the face value of the Convertible Promissory Note; The Company has recognized a derivative liability of $31,540 at the date of issuance. The loss resulting from the increase in fair value of this convertible instrument was $18,280 for the period ended March 31, 2010.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value at $.001 per share. On June 30, 2009, the Company issued 700,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) and 500,000 shares of Series B Preferred Stock (“Series B Preferred Stock”) as part of the acquisition of Federal Logistics, Inc. (FLI) and Optimized Transportation Software, Inc. (OTSI), becoming wholly-owned subsidiaries of the Company. At various times throughout the current quarter ended September 30, 2009, the Company issued 350,000 shares of Series A Convertible Preferred Stock and 1,000,000 shares of Series B Preferred Stock to various consultants for services they provided the Company. Series A is convertible to common on a ten for one basis. Each share of preferred stock is entitled to ten votes. Neither series has redemption, dividend, or liquidation rights.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, par value at $.001 per share. On June 30, 2009 the Company issued 5,500,000 shares of common stock to purchase 100% of the outstanding shares of Federal Logistics, Inc. (FLI) and Optimized Transportation Software, Inc. (OTSI). Prior to the transaction, the Registrant had a total of 6,165,073 shares issued and outstanding, of which 3,665,073 were cancelled at the closing, resulting in a total number of outstanding common shares post closing of 8,000,000.

In connection with the transaction, the Company also entered into a registration rights agreement with certain pre-closing holders of common stock of the Company, with no monetary penalties.

In July 2009, the 5,500,000 shares issued for the purchase of Federal Logistics, Inc. (FLI) and Optimized Transportation Software, Inc. (OTSI) was returned to the Company as payment of debt owed the Company. The shares were subsequently canceled.

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

NOTE 9 – PROVISION FOR INCOME TAXES

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before taxes. The items causing this difference are as follows:

	March 31,
	2010	2009
Income tax provision (benefit) at statutory rate	$(93,100)	$86,700
State income tax expense (benefit), net of federal benefit	3,700	(3,400)
	(89,400)	83,300
Valuation Allowance	-	-
	$(89,400)	$83,300

Deferred tax assets (liabilities) were as follows

	March 31,	December 31,
	2010	2009
Deferred tax asset, beginning	$-	$-
Change in deferred tax asset	89,400	-
Deferred tax asset, ending	$89,400	$-

Deferred tax liability, beginning	$21,400	$-
Change in deferred tax	-	21,400
Deferred tax liability, ending	$21,400	$21,400

Net Deferred Tax Asset (Payable)	$68,000	$(21,400)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases

Our principal executive offices are located at 707 Grant Street, Suite 2307, Pittsburgh, Pennsylvania and consist of approximately 1,800 feet of office space which we lease for approximately $2,600 per month pursuant to the lease expiring November 30, 2013. We also maintain approximately 6,000 feet of warehouse space in Hanging Rock Ohio, which we lease on a month to month basis.

Future minimum lease payments, for the years ended December 31:

2010	$23,472
2011	31,296
2012	31,296
2013	28,688
thereafter	-
$114,752

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

The Company's operations during the three months ended March 31, 2010 and 2009 are classified into two reportable business segments: Logistics Services and Supply Chain Software. Each of these segments is organized based upon the nature of products and services offered. Summarized financial information about each segment is provided below:

		Supply
	Logistic	Chain	Consolidated
	Services	Software	Totals

For the three months ended March 31, 2010
Revenues from external customers	$1,085,878	$8,134	$1,094,012
Costs of revenues	850,783	2,466	853,249
	235,095	5,668	240,763
Selling and general and administrative	440,564	13,117	453,681
Segment profit (loss) from operations	$(205,469)	$(7,449)	$(212,918)

Assets	$1,653,955	$227,725	$1,881,680

For the three months ended March 31, 2009
Revenues from external customers	$1,003,425	$67,219	$1,070,644
Costs of revenues	552,059	48,402	600,461
	451,366	18,817	470,183
Selling and general and administrative	170,631	74,385	245,016
Segment profit (loss) from operations	$280,734	$(55,567)	$225,167

Assets	$1,107,292	$774,388	$1,881,680

NOTE 11 – RESTATEMENT

In January 2010, the company acquired Light Logistics, Inc and Light Express, Inc. In exchange for the assets of the Companies, the Company issued 909,091 shares of common stock and issued a note in the amount of $500,000. In the transaction goodwill is to be recognized utilizing the purchase method, resulting from the excess of the valued consideration given greater than the fair market value of the identifiable assets, less the liabilities assumed. Estimates of future cash flows and other valuation techniques were used to allocate the purchase price of acquired property between equipment, debt liabilities assumed and identifiable intangible assets and liabilities. Purchase price was first allocated to the extent of the fair market value of the identifiable assets, which value exceeded the purchase price and therefore no goodwill has been recognized.

Presented is the condensed proforma balance sheet information of the consolidated entity, as of December 31, 2009, as it would have been presented had the transaction occurred prior to the year end.

OPTIMIZED TRANSPORTATION MANAGEMENT, INC.

Condensed Proforma Balance Sheet

As of December 31, 2009

	Originally
	Reported		Acquisition		Restated
	(audited)		(unaudited)		(unaudited)
Assets
Total current assets	$146,208	$			$146,208
Property and equipment, net	232,334	(b)	805,000		1,037,334
Other Assets	-	(b)	195,000		195,000
Total Assets	$378,542		$1,000,000	$	$ 1,378,542

Liabilities and Stockholders' Equity
Total liabilities	$317,716	(a)	500,000	$	$ 817,716
Capital Stock	(52,048)	(a)	500,000		447,952
Retained Earnings	112,874				112,874
Total liabilities and stockholders’ equity	$378,542		$1,000,000		$1,378,542

(a)

 Purchase price of $500,000 in common stock, $500,000 issued note payable to sellers.

(b)

 Purchase price allocated to tangible assets, at fair market value. Excess costs over fair market value of tangible assets is assigned to goodwill.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with the financial statements and the related notes and other information included elsewhere in this report as well as the MD&A included in the form 10K.

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

The current Supply Chain Management (SCM ) and Supply Chain Execution (SCE) markets are highly fragmented with many vendor companies only focusing on a small segment of the overall supply chain. Some of the larger competitors supply either the software or the transportation management processes in the chain and cater primarily to the Fortune 1000 market with much higher costs. However, in today’s economy, most companies are attempting to do more with less. We believe there is a current un-served market for SCM and SCE for midsized manufacturing and distribution companies. The Company feels it can capitalize on this unmet need, by marketing ever increasing parts of the supply chain to our large base of customers for quick and enhanced market entry.

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

We are a supply chain Logistics Company headquartered in Pittsburgh, Pennsylvania. Our operations are conducted through our two wholly owned subsidiaries, Federal Logistics, Inc. (FLI) and Optimized Transportation Software, Inc. (OTSI). FLI is engaged in the business of global supply chain management. The Company currently operates a domestic logistics business. The Company is a non-asset based logistics company providing domestic logistics management services through a network of agent offices across North America. FLI has a diversified account base, including manufacturers, distributors and retailers using a network of independent carriers throughout North America

OTSI has been a provider of Transportation Management System software for the last 3 years. The Company has developed software, Optivity Suite, in use by hundreds of companies across North America. The technology is sound, proven, feature rich and solid.

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

Results of Operations

Summary of financial data (unaudited) (‘000 omitted):

	March 31,		Change
	2010	2009	Amount	Percent

Revenue	$1,094	$1,071	$23	2.1%
Cost of transportation	853	600	253	42.2%
	241	471	(230)	(48.8)%
	22.0%	44.0%		21.9%

Selling and administrative	454	245	209	85.3%
Operating income	(213)	226	(439)	(194.2)%
	(19.5)%	21.1%

For the three months ended March 31, 2010 (unaudited) and March 31, 2009 (unaudited)

We generated revenue of $1,094,000 and $1,071,000 and gross profit of $241,000 and 471,000 for the three months ended March 31, 2010 and 2009, respectively. Net loss was $152,000 for the three months ended March 31, 2010 compared to net income of $141,000 for the three months ended March 31, 2009.

We had operating loss in the amount of $212,000 for the three months ended March 31, 2010 and profit of $225,000 for the three months ended March 31, 2009. Included in income (loss) from operations were non-cash charges of approximately $32,000 and $3,000 for depreciation charges related to equipment, no amortization charges and approximately $22,000 and $0 for stock-based compensation, for the periods ended March 31, 2010 and 2009, respectively.

Revenue was $1,094,000 for the three months ended March 31, 2010, an increase of 2.2% over revenue of $1,070,000 for the three months ended March 31, 2009. The revenues were comparable and the increase was due normal efficiencies and increases in billing rates.

Cost of transportation increased at a greater rate than the expected proportional increase comparative to the revenue increase. This was primarily due to labor and fuel costs.

Net margins decreased to 22% of revenue for the three months ended March 31, 2010 as compared to 44.0% of revenue for the three months ended March 31, 2009. The decrease in net margins in the current quarter was due to the lower margin of freight sales mix (foreign deliveries have increased cost), fuel costs, competitive pricing, etc.ent.

The most significant cost in selling is agent commissions. Commission costs were $27,510 for the three months ended March 31, 2010, a decrease of approximately $15,000 from the three months ended March 31, 2009.

The most significant general and administrative costs is consulting and professional expenses which were approximately $173,000 and $77,000 for the three months ended March 31, 2010 and 2009, respectively. The increase was primarily due to due diligence and costs in association with the acquisition in the current quarter and additional costs for public entity filings. Depreciation and amortization costs were approximately $32,000 and $1,000 for the three months ended March 31, 2010 and 2009, respectively.

Interest expense was $10,000 and $1,000 for the three months ended March 31, 2010 and 2009, respectively. The increase was due to the additional debt borrowed during the current period, in funding of the acquisition. Additionally, there was a change in the calculated derivative liability, resulting in a charge to expenses of approximately $18,000 for the period ended March 31, 2010.

Liquidity and Capital Resources

Net cash used in operating activities for the three months ended March 31, 2010 was $232,000 compared to net cash provided by operating activities for the three months ended March 31, 2009 of $13,000. The change was principally driven by the reduction in agency business.

Net cash used for investing activities was $0 for the three months ended March 31, 2010 compared to net cash used of $623,000 for the three months ended March 31, 2009. Use of cash for the three months ended March 31, 2009 consisted primarily of additional software development costs, which were ratably expensed in subsequent periods.

Net cash provided by financing activities for the three months ended March 31, 2010 was approximately $445,000 compared to net cash provided by financing activities of $860,000 for the three months ended March 31, 2009. Net cash used by financing activities for the three months ended March 31, 2010, consisted primarily of receiving borrowings for operations.

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

Off Balance Sheet Arrangements

As of March 31, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration. Those standards have been addressed in the notes to the unaudited financial statement and in our Annual Report, filed on Form 10-K for the period ended December 31, 2009.

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

We recognize revenue on a gross basis, in accordance with ASC 605, "Revenue Recognition", as a result of the following: We are the primary obligor responsible for providing the service desired by the customer and are responsible for fulfillment, including the acceptability of the service(s) ordered or purchased by the customer. We, at our sole discretion, set the prices charged to our customers, and are not required to obtain approval or consent from any other party in establishing our prices. We have multiple suppliers for the services we sell to our customers, and have the absolute and complete discretion and right to select the supplier that will provide the product(s) or service(s) ordered by a customer, including changing the supplier on a shipment-by-shipment basis. In most cases, we determine the nature, type, characteristics, and specifications of the service(s) ordered by the customer. We also assume credit risk for the amount billed to the customer.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4T. Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of the end of such periods are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

The company has limited resources and as a result, a material weakness in financial reporting currently exists. Those weaknesses include: Lack of Effective Policies Regarding the General Accounting System. We do not have any documented processes for the input, accumulation, or testing of financial data that would provide assurance that all transactions are accurately and timely recorded or that the financial reports will be prepared on a periodic basis.

Management has determined that the Company does not have the financial resources or personnel to address any of the material weaknesses identified or to conduct a more robust evaluation of its controls. As resources become available, management will develop and implement remedial actions to address the material weaknesses it has identified.

A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB Auditing Standard 5) or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that a material weakness exists due to a lack of segregation of duties, resulting from the Company's limited resources.

The Company’s management, including the President (Principal Executive Officer), Director, and Chief Financial Officer (Principal Accounting and Financial Officer), confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s 2009 Annual Report filed on Form 10-K. We are a smaller reporting company and are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have issued 3,150,000 common shares to employees and consultants. A total of 4,862,591 shares were issued in connection with the Light acquisition, issued to existing shareholders and seller, per agreement.

Item 3. Defaults Upon Senior Securities.

None

 Item 4. Removed and Reserved.

Not Applicable.

Item 5. Other Information.

None

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

Optimized Transportation Management, Inc.

DATE: May 18, 2010	/s/ Kevin P. Brennan
Kevin P. Brennan Chief Executive Officer and Chief Financial Officer (Principle Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit	Method of Filing

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