Form 10-Q
period 2010-06-30
OPTIMIZED TRANSPORTATION MANAGEMENT, INC.
filed 2010-08-23
CIK 1070799

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 X .. QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

     .. TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 30,115,500 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of August 16, 2010.

OPTIMIZED TRANSPORTATION MANAGEMENT, INC.

OPTIMIZED TRANSPORTATION MANAGEMENT, INC.
Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)	(audited)
Assets
Current assets -
Cash	$67,099	$60,059
Accounts receivable	11,442	75,463
Prepaid expenses	489,705	10,686
Due from related parties	81,165	-
Total current assets	649,411	146,208

Property and equipment, net of accumulated
depreciation of $68,173 and $3,069, respectively	972,230	232,334

Other Assets
Goodwill	364,552	-
Deposits and other assets	437,200	-
Total assets	$2,423,393	$378,542

Liabilities and Stockholders' Equity
Current liabilities -
Accounts payable	$17,016	$28,960
Accrued expenses	18,097	21,400
Line of credit	171,238	251,584
Note payables	1,194,751	15,772
Derivative liability	129,213	-
Due to shareholders and related parties	9,940	-
Total liabilities	1,540,225	317,716

Stockholders' Equity:
Preferred stock, 10,000,000 shares authorized:
Preferred stock, Convertible Series A $0.001 par value, 1,605,000
and 1,050,000 shares issued and outstanding, respectively	1,605	1,050
Preferred stock, Series B $0.001 par value, 1,500,000 shares
issued and outstanding	2,500	1,500
Common stock, $0.001 par value, 100,000,000 shares authorized;
issued and outstanding: 30,115,500and 12,384,000, respectively	30,116	12,384
Additional paid-in capital	1,516,955	(66,982)
Retained earnings (deficit)	(668,038)	112,874
Total stockholders’ equity	883,138	60,826
Total liabilities and stockholders’ equity	$2,423,393	$378,542

The accompanying notes are an integral part of these consolidated financial statements.

OPTIMIZED TRANSPORTATION MANAGEMENT, INC.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue	$1,568,586	$496,690	$2,662,598	$1,567,334
Costs and expenses:
Cost of transportation	1,204,418	364,102	2,057,667	964,563
Selling, general and administrative	1,251,459	254,324	1,705,390	499,340
Total costs and expenses	2,455,877	618,426	3,763,057	1,463,903

Income from operations	(887,291)	(121,736)	(1,100,459)	103,431

Other income (expense):
Interest expense	(30,882)	-	(41,380)	-
Change in derivative	(79,393)	-	(97,673)	-
Total other income (expense)	(110,275)	-	(139,053)	-

Income before income tax (expense) benefit	(997,566)	(121,736)	(1,239,512)	103,430

Income tax (expense) benefit	369,200	45,000	458,600	(38,300)

Net income	$(628,366)	$(76,736)	$(780,912)	$65,130

Net income per common share – basic	$(0.05)	$(0.01)	$(0.04)	$0.01
Net income per common share – diluted	$(0.05)	$(0.01)	$(0.02)	$0.01

Weighted average shares outstanding:
Basic shares	12,381,873	8,000,000	17,758,651	8,000,000
Diluted shares	12,392,373	8,000,000	31,684,065	8,000,000

The accompanying notes are an integral part of these consolidated financial statements.

OPTIMIZED TRANSPORTATION MANAGEMENT, INC.
Consolidated Statements of Cash Flows
(unaudited)

	June 30,
	2010	2009

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$(780,912)	$65,130

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
PROVIDED BY (USED BY) OPERATING ACTIVITIES:
depreciation	65,104	3,074
stock-based compensation	522,701
CHANGE IN ASSETS AND LIABILITIES -
accounts receivable	64,021	1,507,399
other current assets and deposits	(524,219)	19,211
accounts payable	(11,944)	(224,614)
other accrued liabilities	(3,303)	(1,354,844)
Net cash (used in) provided by operating activities	(668,552)	15,356

CASH FLOWS USED FOR INVESTING ACTIVITIES:
capital expenditures and software development costs	-	(696,948)
Net cash used in investing activities	-	(696,948)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
bank overdraft	-	(10,101)
proceeds from convertible notes payable	452,500	40,000
proceeds on notes payable	299,663	(45,395)
Repayments on line of credit	(80,346)	(187,555)
stockholder and related party, net	(71,225)	1,146,795
proceeds from issuance of common stock	75,000	-
Net cash provided by (used in) financing activities	675,592	943,744

NET INCREASE IN CASH	7,040	262,152

CASH, BEGINNING OF THE PERIOD	60,059	27

CASH, END OF PERIOD	$67,099	$262,179

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$28,631	$-
Income taxes paid	$-	$-

NON-CASH TRANSACTIONS:
Acquisition of property & equipment in business purchase	$805,000
Issuance of notes payable for acquisition of business	$500,000
Issuance of common stock, at fair market value, for
acquisition of business	$500,000

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six month periods ended June 30, 2010 and 2009; (b) the financial position at June 30, 2010 and December 31, 2009, and (c) cash flows for the three and six month periods ended June 30, 2010 and 2009, have been made.

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

Restatement of Statement of Operations

The financial statements presented include entities that were acquired during the current year. For comparative purposes, the information presented in the Statement of Operations for the three and six month periods ended June 30, 2010 and 2009 includes those accounts and transactions of the acquired entities in the consolidated accounts for all periods presented. The prior periods have been restated to include the acquired entities transactions. Additionally, certain previously reported amounts have been reclassified to conform to current period presentation.

Interim Disclosure

The consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company’s management believes that the disclosures are adequate to make the information presented not misleading. The Company’s management suggests that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K filed on March 31, 2010.

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

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company’s receivables are recorded when billed and represent claims against third parties that will be settled in cash. The carrying value of the Company’s receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The Company evaluates the collectability of accounts receivable on a customer-by-customer basis. The Company records a reserve for bad debts against amounts due to reduce the net recognized receivable to an amount the Company believes will be reasonably collected. The reserve is a discretionary amount determined from the analysis of the aging of the accounts receivables, historical experience and knowledge of specific customers. Based on management’s evaluation no reserve is required as of June 30, 2010 or December 31, 2009.

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

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expenses are included in the Company’s operating expenses. Advertising expense was $16,218, $0, $16,218 and $2,624 for the three and six month periods ended June 30, 2010 and 2009, respectively.

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

Common stock equivalents for the period ended June 30, 2010 includes approximately 13,925,414 shares that could dilute earnings per share in future periods. There were no common stock equivalents for the year ended June 30, 2009 and therefore the earnings per share calculation, for both basic and dilutive were 8,000,000 shares.

Basic income per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares, such as convertible stock, had been issued and if the additional common shares were dilutive. For the period ended June 30, 2010, preferred shares were convertible into 13,925,414 shares of common stock and the weighted average number of common stock equivalent shares were included in the computation of diluted weighted average shares outstanding.

The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows:	June 30,
	2010	2009
Net Income	(780,912)	65,130

Weighted average shares, basic	17,758,651	8,000,000
Convertible preferred shares	13,925,414	-
Weighted average shares, dilutive	31,684,065	8,000,000

Earnings per share, basic	(0.04)	0.01
Earnings per share, dilutive	(0.02)	0.01

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued new accounting guidance that established the FASB Accounting Standards Codification (“Codification”), as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. This new guidance became effective for interim and annual periods ending after September 15, 2009. Other than the manner in which new accounting guidance is referenced, the Codification did not have an effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on our financial statements.

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early adoption is permitted. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following, as of:

	June 30,	December 31,
	2010	2009
Equipment	$820,343	$15,343
Software development costs	220,060	220,060
	1,040,403	235,403
Accumulated depreciation	68,173	3,069
	$972,230	$232,334

Depreciation and amortization expense related to property and equipment was $32,551, $767, $65,104 and $1,534 for the three and six months ended June 30, 2010 and 2009, respectively.

NOTE 6 – RELATED PARTY

The Company has received or has issued advances or other temporary financial assistance, from time to time, with affiliated companies or related parties (shareholder or director). These advances are typically short-term in nature, for the purposes ranging from funding acquisitions or for cash flow requirements. There are no formal agreement or repayment terms on these temporary advances. The Company has accrued interest and recognized interest expense at a minimally reasonable rate of 3% per annum. Management believes the applied interest is reasonable for loans of this nature and will review formalizing the debt arrangements at a later time. The Company had $81,165 due from an entity and a director and $9,940 payable to related parties at June 30, 2010 and no amounts were due from or to the Company at December 31, 2009.

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

As of June 30, 2010 and December 31, 2009, the Company had $171,238 and $251,584, respectfully, in advances under the trade credit outsourcing agreement.

At June 30, 2010, based on available collateral, there was $0 available for borrowing under the trade credit outsourcing agreement based on advances outstanding.

Notes Payable

Note Payable for Acquired Business

In connection with the purchase of businesses, a note was issued in the amount of $400,000 with repayment terms of $25,000 for first three months, $50,000 for months four through six and balance, including unpaid interest at a rate of 8%, in month seven (November 2010), from the date of agreement.

Note Payable for Working Capital

On February 4, 2010, to obtain funding for working capital, the Company entered into securities purchase agreement with financing companies pursuant to which the Company agreed to issue Convertible Promissory Notes, with interest varying from 8%-21%, with a weighted average rate of 10.7%, maturing in nine months, November 2010 through March 2011. This master note allows for additional issuances at the same terms. As of June 30, 2010, $452,500 has been secured through these arrangements. The Promissory Notes and accrued interest will be convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to the lesser of (i) fair market value, as quoted on a public exchange; or (ii) the fixed conversion price ($1.00), limited to 4.99% of the outstanding shares. Approximately, 7,000,000 shares have been reserved for potential conversion.

One of the above notes had attached warrants to purchase 200,000 shares of common stock, exercisable within 7 years of issue date, at an exercise price of $1.50. The warrants were valued using the Black-Sholes model. The resulting warrant value, $33,800, was apportioned to the loan, effectively discounted the note payable. The accretion of the note will occur as the value of the warrants is ratably recognized as interest expense over the term of the note. The following assumptions were used in the calculation of the warrant value:

Dividend rate	0.000%
Risk-free interest rate	3.080%
Expected lives	4.0
Expected price volatility	301.6%
Forfeiture Rate	0.000%

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

Derivative Liabilities

In connection with the issuance of the Convertible Promissory Note on February 4, 2010, the Company has applied the guidance of FASB ASC Topic No. 815-40. Accordingly, the convertible instrument is accounted for as a derivative liability at the date of issuance and adjusted to fair value through earnings at each reporting date. The fair value was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 301.6%; risk-free interest rate of 3.08% and an expected holding period of 4 years. The resulting value, at the date of issuance, was allocated to the proceeds received and applied as a discount to the face value of the Convertible Promissory Note; The Company has recognized a derivative liability of $31,540 at the date of issuance.

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

NOTE 9 – PROVISION FOR INCOME TAXES

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before taxes. The items causing this difference are as follows:

	June 30,
	2010	2009
Income tax provision (benefit) at statutory rate	$(477,200)	$39,900
State income tax expense (benefit), net of federal benefit	18,600	(1,600)
	(458,600)	38,300
Valuation Allowance	-	-
	$(458,600)	$38,300

Deferred tax assets (liabilities) were as follows

	June 30,	December 31,
	2010	2009
Deferred tax asset, beginning	$-	$-
Change in deferred tax asset	458,600	-
Deferred tax asset, ending	$458,600	$-

Deferred tax liability, beginning	$21,400	$-
Change in deferred tax	-	21,400
Deferred tax liability, ending	$21,400	$21,400

Net Deferred Tax Asset (Payable)	$437,200	$(21,400)

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

Future minimum lease payments, for the years ended December 31:

2010	$15,648
2011	31,296
2012	31,296
2013	28,688
thereafter	-
$106,928

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

The Company's operations during the six months ended June 30, 2010 and 2009 are classified into two reportable business segments: Logistics Services and Supply Chain Software. Each of these segments is organized based upon the nature of products and services offered. Summarized financial information about each segment is provided below:

		Supply
	Logistic	Chain	Consolidated
	Services	Software	Totals
For the six months ended June 30, 2010
Revenues from external customers	$2,621,143	$41,455	$2,662,598
Costs of revenues	2,049,527	8,140	2,057,667
	571,616	33,315	604,931
Selling and general and administrative	1,689,328	16,062	1,705,390
Segment profit (loss) from operations	$(1,117,712)	$17,253	$(1,100,459)

Assets	$2,414,328	$9,065	$2,423,393

For the six months ended June 30, 2009
Revenues from external customers	$1,453,322	$114,012	$1,567,334
Costs of revenues	892,540	72,023	964,563
	560,782	41,989	602,771
Selling and general and administrative	281,436	217,904	499,340
Segment profit (loss) from operations	$279,345	$(175,914)	$103,431

Assets	$1,686,114	$737,279	$2,423,393

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

OPTIMIZED TRANSPORTATION MANAGEMENT, INC.

Condensed Proforma Balance Sheet

As of December 31, 2009

	Originally
	Reported		Acquisition	Restated
	(audited)		(unaudited)	(unaudited)
Assets
Total current assets	$146,208		$-	$146,208
Property and equipment, net	232,334	(b)	805,000	1,037,334
Other Assets	-	(b)	195,000	195,000
Total Assets	$378,542		$1,000,000	$1,378,542

Liabilities and Stockholders' Equity
Total liabilities	$317,716	(a)	$500,000	$817,716
Capital Stock	(52,048)	(a)	500,000	447,952
Retained Earnings	112,874		-	112,874
Total liabilities and stockholders’ equity	$378,542		$1,000,000	$1,378,542

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

Results of Operations

Summary of financial data (unaudited) (‘000 omitted):

	June 30,		Change
	2010	2009	Amount	Percent

Revenue	$2,663	$1,567	$1,096	69.9%
Cost of transportation	2,058	965	1,093	113.3%
	605	602	3	0.5%
	22.7%	38.4%		-15.7%

Selling and administrative	1,705	499	1,206	241.7%
Operating income	(1,100)	103	(1,203)	-1168.0%
	-41.3%	6.6%

For the three and six months ended June 30, 2010 (unaudited) and June 30, 2009 (unaudited)

We generated revenue of $1,569,000, $497,000, $2,663,000 and $1,567,000 and gross profit of $364,000 $133,000, $605,000 and $603,000 for the three and six months ended June 30, 2010 and 2009, respectively. Net loss was $549,000 and $781,000 for the three and nine months ended June 30, 2010 compared to a net loss of $77,000 and net income of $65,000 for the three and six months ended June 30, 2009.

Revenue increased $1,096,000 for the six months ended June 30, 2010 over the six months ending June 30, 2009, an increase of 70%. The revenue increase was due to increased volume and increases in billing rates which were aided by pass through of fuel price adjustments.

We had operating loss in the amount of $887,000, $1,100,000 for the three and six months ended June 30, 2010 and a loss of $122,000 and a profit of $103,000 for the three and six months ended June 30, 2009. Included in income (loss) from operations were non-cash charges of approximately $32,000, $64,000, $1,000 and $2,000 for depreciation charges related to equipment, no amortization charges and approximately $550,000, $0, $573,000 and $0 for stock-based compensation, for the three and six month periods ended June 30, 2010 and 2009, respectively.

Cost of transportation increased at a greater rate, reducing gross margins on sales from 38% to 23% for the comparable six month periods. This was primarily due to labor and fuel costs.

The most significant cost in selling is agent commissions. Commission costs were $60,000, $24,000, $86,000 and $66,000 for the three and six months ended June 30, 2010 and 2009, respectively. The increase was volume related, as agent commission increase is related to revenue increase.

The most significant general and administrative costs is consulting and professional expenses which were approximately $133,000, $47,000, $306,000 and $124,000 for the three and six months ended June 30, 2010 and 2009, respectively. The increase was primarily due to due diligence and costs in association with the acquisitions and additional costs for public entity filings. Depreciation and amortization costs were approximately $32,000, $64,000, $1,000 and $2,000 for depreciation charges related to equipment, no amortization charges and approximately $550,000, $0, $573,000 and $0 for stock-based compensation, for the three and six month periods ended June 30, 2010 and 2009, respectively.

Interest expense was $31,000, $0, $41,000 and $0 for the three and six months ended June 30, 2010 and 2009, respectively. The increase was due to the additional debt borrowed during the current period, in funding of the acquisition. Interest expense included non-cash costs of accreted interest in the amount of $10,000 and $16,000 for the three and six months ended June 30, 2010. Additionally, there was a change in the calculated derivative liability and beneficial conversion features related to financing activities, resulting in a charge to expenses of approximately $80,000 and 98,000 for the three and six month periods ended June 30, 2010.

Liquidity and Capital Resources

Net cash used in operating activities for the six months ended June 30, 2010 was $668,000 compared to net cash provided by operating activities for the six months ended June 30, 2009 of $15,000. The change was principally driven by the recognition of deferred tax assets.

Net cash used for investing activities was $0 for the six months ended June 30, 2010 compared to net cash used of $697,000 for the six months ended June 30, 2009. Use of cash for the six months ended June 30, 2009 consisted of acquisition costs and additional software development costs, which were ratably expensed in subsequent periods.

Net cash provided by financing activities for the six months ended June 30, 2010 was approximately $676,000 compared to net cash provided by financing activities of $1,146,000 for the six months ended June 30, 2009. Net cash provided by financing activities for the six months ended June 30, 2010, consisted primarily of receiving borrowings for operations.

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

Off Balance Sheet Arrangements

As of June 30, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Item 4T. Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of the end of such periods are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

The company has limited resources and as a result, a material weakness in financial reporting currently exists. Those weaknesses include: Lack of Effective Policies Regarding the General Accounting System. We do not have any documented processes for the input, accumulation, or testing of financial data that would provide assurance that all transactions are accurately and timely recorded or that the financial reports will be prepared on a periodic basis.

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

The Company’s management, including the President (Principal Executive Officer), Director, and Chief Financial Officer (Principal Accounting and Financial Officer), confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Optimized Transportation Management, Inc.

DATE: August 16, 2010	/s/ Kevin P. Brennan
Kevin P. Brennan Chief Executive Officer and Chief Financial Officer (Principle Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit	Method of Filing

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