Form 10-Q
period 2010-09-30
OPTIMIZED TRANSPORTATION MANAGEMENT, INC.
filed 2010-11-22
CIK 1070799

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      . Yes   X  .  No

There were 420,211,363 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of November 16, 2010.

OPTIMIZED TRANSPORTATION MANAGEMENT, INC.

OPTIMIZED TRANSPORTATION MANAGEMENT, INC.
Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(unaudited)	(audited)
Assets
Current assets -
Cash	$74,297	$60,059
Accounts receivable	10,421	75,463
Prepaid expenses	346,038	10,686
Due from related parties	88,665	-
Total current assets	519,421	146,208

Property and equipment, net of accumulated
depreciation of $100,723 and $3,069, respectively	972,233	232,334

Other Assets
Goodwill	358,302	-
Deferred tax assets, deposits and other assets	619,300	-
Total assets	$2,469,256	$378,542

Liabilities and Stockholders' Equity
Current liabilities -
Accounts payable	$57,941	$28,960
Accrued expenses	34,251	21,400
Line of credit	153,502	251,584
Note payables	1,125,930	15,772
Derivative liability	120,840	-
Due to shareholders and related parties	9,940	-
Total current liabilities	1,502,404	317,716
Total liabilities	1,502,404	317,716

Stockholders' Equity:
Preferred stock, 10,000,000 shares authorized:
Preferred stock, Convertible Series A $0.001 par value, 1,605,000
and 1,050,000 shares issued and outstanding, respectively	1,605	1,050
Preferred stock, Series B $0.001 par value, 2,500,000 shares
and 1,500,000 issued and outstanding, respectively	2,500	1,500
Common stock, $0.001 par value, 1,000,000,000 shares authorized;
issued and outstanding: 410,211,363 and 12,384,000, respectively	410,211	12,384
Additional paid-in capital	1,530,539	(66,982)
Retained earnings (deficit)	(978,003)	112,874
Total stockholders’ equity	966,852	60,826
Total liabilities and stockholders’ equity	$2,469,256	$378,542

The accompanying notes are an integral part of these consolidated financial statements.

OPTIMIZED TRANSPORTATION MANAGEMENT, INC.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue	$1,483,920	$45,583	$4,146,518	$1,612,917

Costs and expenses:
Cost of transportation	1,124,220	2,981	3,181,887	967,544
Selling, general and administrative	828,238	236,591	2,533,628	735,931
Total costs and expenses	1,952,458	239,572	5,715,515	1,703,475

Loss from operations	(468,538)	(193,989)	(1,568,997)	(90,558)

Other income (expense):
Interest expense	(31,900)	(800)	(73,280)	(800)
Change in derivative	8,373	-	(89,300)	-
Total other income (expense)	(23,527)	(800)	(162,580)	(800)

Loss before income taxes	(492,065)	(194,789)	(1,731,577)	(91,359)

Income tax (expense) benefit	182,100	72,000	640,700	33,700

Net loss	$(309,965)	$(122,789)	$(1,090,877)	$(57,659)

Net loss per common share – basic	$(0.00)	$(0.02)	$(0.02)	$(0.01)
Net loss per common share – diluted	$(0.00)	$(0.02)	$(0.02)	$(0.01)

Weighted average shares outstanding:
Basic shares	95,043,857	8,000,000	44,457,784	8,000,000
Diluted shares	111,093,857	8,000,000	59,099,176	8,000,000

The accompanying notes are an integral part of these consolidated financial statements.

OPTIMIZED TRANSPORTATION MANAGEMENT, INC.
Consolidated Statements of Cash Flows
(unaudited)

	September 30,
	2010	2009
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net (loss)	$(1,090,877)	$(57,659)

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
PROVIDED BY (USED BY) OPERATING ACTIVITIES:
depreciation	97,654	3,069
stock-based compensation	934,350
CHANGE IN ASSETS AND LIABILITIES -
accounts receivable	65,042	1,497,289
other current assets and deposits	(562,652)	(155,789)
accounts payable	28,981	(213,104)
other accrued liabilities	12,851	(1,490,337)
Net cash (used in) provided by operating activities	(514,651)	(416,531)

CASH FLOWS USED FOR INVESTING ACTIVITIES:
capital expenditures and software development costs	(32,553)	(196,943)
Net cash used in investing activities	(32,553)	(196,943)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
bank overdraft	-	(10,101)
proceeds from notes payable	452,500	40,000
payments on notes payable	230,842	(16,895)
net proceeds from line of credit	(98,082)	(187,555)
stockholder and related party, net	(80,848)	1,052,336
proceeds from issuance of common stock	57,030	-
Net cash provided by (used in) financing activities	561,442	877,785

NET INCREASE IN CASH	14,238	264,311
CASH, BEGINNING OF THE PERIOD	60,059	27
CASH, END OF PERIOD	$74,297	$264,338

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$28,860	$800
Income taxes paid	$-	$-

NON-CASH TRANSACTIONS:
Acquisition of property & equipment in business purchase	$805,000
Issuance of notes payable for acquisition of business	$500,000
Issuance of common stock, at fair market value, for
acquisition of business	$500,000

The accompanying notes are an integral part of these consolidated financial statements.

OPTIMIZED TRANSPORTATION MANAGEMENT, INC.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2010 and 2009

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and nine month periods ended September 30, 2010 and 2009; (b) the financial position at September 30, 2010 and December 31, 2009, and (c) cash flows for the nine month periods ended September 30, 2010 and 2009, have been made.

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

Restatement of Statement of Operations

The financial statements presented include entities that were acquired during the current year.   For comparative purposes, the information presented in the Statement of Operations for the three and nine month periods ended September 30, 2010 and 2009 includes those accounts and historical transactions of the acquired entities in the consolidated accounts for all periods presented.  The prior periods have been restated to include the acquired entities historical transactions.  Additionally, certain previously reported amounts have been reclassified to conform to current period presentation.

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

Accounts Receivable

The Company’s receivables are recorded when billed and represent claims against third parties that will be settled in cash. The carrying value of the Company’s receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The Company evaluates the collectability of accounts receivable on a customer-by-customer basis. The Company records a reserve for bad debts against amounts due to reduce the net recognized receivable to an amount the Company believes will be reasonably collected. The reserve is a discretionary amount determined from the analysis of the aging of the accounts receivables, historical experience and knowledge of specific customers. Based on management’s evaluation no reserve is required as of September 30, 2010 or December 31, 2009.

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

Advertising Costs

The costs of advertising are expensed as incurred.  Advertising expenses are included in the Company’s operating expenses.   Advertising expense was $11,250, $124, $27,468 and $2,624 for the three and nine month periods ended September 30, 2010 and 2009, respectively.

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

Common stock equivalents for the period ended September 30, 2010 includes preferred shares, if converted to common, that could dilute earnings per share in future periods. There were no common stock equivalents for the year ended September 30, 2009 and therefore the earnings per share calculation, for both basic and dilutive were 8,000,000 shares.

Basic income per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares, such as convertible stock, had been issued and if the additional common shares were dilutive.  For the period ended September 30, 2010, the convertible preferred shares were included, as if converted, in the computation of diluted weighted average shares outstanding.

The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows:

	September 30,
	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009
Net Loss	$(309,965)	$(122,789)	$(1,090,877)	$(57,659)

Weighted average shares, basic	95,043,857	8,000,000	44,457,784	8,000,000
Convertible preferred shares	16,050,000	-	14,641,392	-
Weighted average shares, dilutive	111,093,857	8,000,000	59,099,176	8,000,000

Earnings per share, basic	$(0.00)	$(0.02)	$(0.02)	$(0.01)
Earnings per share, dilutive	$(0.00)	$(0.02)	$(0.02)	$(0.01)

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following, as of:

	September 30,	December 31,
	2010	2009
Equipment	$852,896	$15,343
Software development costs	220,060	220,060
	1,072,956	235,403
Accumulated depreciation	100,723	3,069
	$972,233	$232,334

Depreciation and amortization expense related to property and equipment was $32,550, $1,535, $97,654 and $3,069 for the three and nine months ended September 30, 2010 and 2009, respectively.

NOTE 6 – RELATED PARTY

The Company has received or has issued advances or other temporary financial assistance, from time to time, with affiliated companies or related parties (shareholder or director).   These advances are typically short-term in nature, for the purposes ranging from funding acquisitions or for cash flow requirements.  There are no formal agreement or repayment terms on these temporary advances.  The Company has accrued interest and recognized interest expense at a minimally reasonable rate of 3% per annum.   Management believes the applied interest is reasonable for loans of this nature and will review formalizing the debt arrangements at a later time. The Company had $88,665 due from an entity and a director and $9,940 payable to related parties at September 30, 2010 and no amounts were due from or to the Company at December 31, 2009.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 7 – DEBT

Line of Credit

The Company outsources certain of its accounts receivables under a trade credit outsourcing agreement with a third party. The third party assumes credit risk for the accounts they purchase under the agreements and charges the company certain administration fees for handling the collections of these accounts. In addition the Company is allowed to take advances up to one million dollars limited by 85% of eligible receivables. Advances under the line of credit are available to fund acquisitions, capital expenditures, or for other corporate purposes. The line of credit is collateralized by accounts receivable and other assets of the Company and its subsidiaries. A processing commission rate of 1% is applied on the initial $20 million and .75% thereafter of the face value of each account assigned.  Borrowings under the line of credit bear interest at the Bank’s prime rate plus 2.00% and are due on demand.

One of our officers and shareholder has personally guaranteed the line of credit.

As of September 30, 2010 and December 31, 2009, the Company had $153,502 and $251,584, respectfully, in advances under the trade credit outsourcing agreement.

At September 30, 2010, based on available collateral, there was $0 available for borrowing under the trade credit outsourcing agreement based on advances outstanding.

Notes Payable

Note Payable for Acquired Business

In connection with the purchase of businesses, a note was issued in the amount of $400,000 with repayment terms of $25,000 for first three months, $50,000 for months four through six and balance, including unpaid interest at a rate of 8%, in month seven (November 2010), from the date of agreement.

Note Payable for Working Capital

On February 4, 2010, to obtain funding for working capital, the Company entered into securities purchase agreement with financing companies pursuant to which the Company agreed to issue Convertible Promissory Notes, with interest varying from 8%-21%, with a weighted average rate of 10.7%, maturing in nine months, November 2010 through March 2011.  This master note allows for additional issuances at the same terms.  As of September 30, 2010, $492,500 has been secured through these arrangements. The Promissory Notes and accrued interest will be convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to the lesser of (i) fair market value, as quoted on a public exchange; or (ii) the fixed conversion price ($1.00), limited to 4.99% of the outstanding shares.   Shares have been reserved for potential conversion.   As of September 30, 2010, $77,100 has been converted into 66,215,094 shares of the Company’s common stock.

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

Dividend rate	0.000%
Risk-free interest rate	3.080%
Expected lives	4.0
Expected price volatility	304.901%
Forfeiture Rate	0.000%

There is one warrant to purchase one share of common stock for each dollar issued under the Promissory Note.  200,000 warrants, with an exercise price of $1.50, with warrant expiring 7 years from the date of issuance, were issued for the receipt of the $200,000.   The fair value was estimated on the date of grant using the Black-Scholes option-pricing model using the weighted-average assumptions above.  The resulting value was allocated to the proceeds received and applied as a discount to the face value of the Promissory Note, to be amortized over the term of the Promissory Note.

Derivative Liabilities

The Company has applied the guidance of FASB ASC Topic No. 815-40 on Convertible Promissory Notes that have been issued.   Accordingly, the convertible instrument is accounted for as a derivative liability at the date of issuance and adjusted to fair value through earnings at each reporting date.  All notes issued have similar terms.  The fair value was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 303%; risk-free interest rate of 3.753% and an expected holding period of 1.8 years.  The resulting value, at the date of issuance, was allocated to the proceeds received and applied as a discount to the face value of the Convertible Promissory Note; The Company has recognized a derivative liability of $151,635 at the date of issuance. The loss resulting from the increase in fair value of this convertible instrument was $89,300 for the period ended September 30, 2010.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value at $.001 per share. On June 30, 2009, the Company issued 700,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) and 500,000 shares of Series B Preferred Stock (“Series B Preferred Stock”) as part of the acquisition of Federal Logistics, Inc. (FLI) and Optimized Transportation Software, Inc. (OTSI), becoming wholly-owned subsidiaries of the Company. At various times throughout the nine months ended September 30, 2009, the Company issued 350,000 shares of Series A Convertible Preferred Stock and 1,000,000 shares of Series B Preferred Stock to various consultants for services they provided the Company. Series A is convertible to common on a ten for one basis. Each share of preferred stock is entitled to ten votes. Neither series has redemption, dividend, or liquidation rights.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of common stock, par value at $.001 per share. On June 30, 2009 the Company issued 5,500,000 shares of common stock to purchase 100% of the outstanding shares of Federal Logistics, Inc. (FLI) and Optimized Transportation Software, Inc. (OTSI). Prior to the transaction, the Registrant had a total of 6,165,073 shares issued and outstanding, of which 3,665,073 were cancelled at the closing, resulting in a total number of outstanding common shares post closing of 8,000,000.

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

During the three month period ended September 30, 2010, the Company issued 221,650,000 of restricted common stock to various employees and consultants for services rendered.   An additional 158,445,863 common shares were issued in cancellation of debt.

NOTE 9 – PROVISION FOR INCOME TAXES

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before taxes. The items causing this difference are as follows:

	September 30,
	2010	2009
Income tax provision (benefit) at statutory rate	$(666,700)	$(35,100)
State income tax expense (benefit), net of federal benefit	26,000	1,400
	(640,700)	(33,700)
Valuation Allowance	-	-
	$(640,700)	$(33,700)

Deferred tax assets (liabilities) were as follows

	September 30,	December 31,
	2010	2009
Deferred tax asset, beginning	$33,700	$-
Change in deferred tax asset	640,700	33,700
Deferred tax asset, ending	$674,400	$33,700

Deferred tax liability, beginning	$21,400	$-
Change in deferred tax	-	21,400
Deferred tax liability, ending	$21,400	$21,400

Net Deferred Tax Asset (Payable)	$653,000	$12,300

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

Future minimum lease payments, for the years ended December 31:

2010	$7,824
2011	31,296
2012	31,296
2013	28,688
thereafter	-
$99,104

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

The Company's operations during the nine months ended September 30, 2010 and 2009 are classified into two reportable business segments: Logistics Services and Supply Chain Software. Each of these segments is organized based upon the nature of products and services offered. Summarized financial information about each segment is provided below:

		Supply
	Logistic	Chain	Consolidated
	Services	Software	Totals
For the Three Months Ended September 30, 2010
Revenues from external customers	$1,474,644	$9,276	$1,483,920
Costs of revenues	1,119,220	5,000	1,124,220
	355,424	4,276	359,700
Selling and general and administrative	820,332	7,906	828,238
Segment profit (loss) from operations	$(464,908)	$(3,630)	$(468,538)

For the Three Months Ended September 30, 2009
Revenues from external customers	$(0)	$45,583	$45,583
Costs of revenues	1,200	1,781	2,981
	(1,200)	43,802	42,602
Selling and general and administrative	81,127	155,464	236,591
Segment profit (loss) from operations	$(82,327)	$(111,662)	$(193,989)

For the Nine Months Ended September 30, 2010
Revenues from external customers	$4,095,787	$50,731	$4,146,518
Costs of revenues	3,168,747	13,140	3,181,887
	927,040	37,591	964,631
Selling and general and administrative	2,509,659	23,969	2,533,628
Segment profit (loss) from operations	$(1,582,619)	$13,622	$(1,568,997)

Assets	$2,462,761	$6,495	$2,469,256

For the Nine Months Ended September 30, 2009
Revenues from external customers	$1,453,322	$159,595	$1,612,917
Costs of revenues	893,740	73,804	967,544
	559,582	85,791	645,373
Selling and general and administrative	362,564	373,368	735,931
Segment profit (loss) from operations	$197,018	$(287,576)	$(90,558)

Assets	$1,731,977	$737,279	$2,469,256

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

OPTIMIZED TRANSPORTATION MANAGEMENT, INC.
	Condensed Proforma Balance Sheet
	As of December 31, 2009

		Originally
		Reported		Acquisition	Restated
		(audited)		(unaudited)	(unaudited)
Assets
	Total current assets	$ 146,208			$ 146,208
	Property and equipment, net	232,334	(b)	805,000	1,037,334
	Other Assets	-	(b)	195,000	195,000
Total Assets		$ 378,542		$ 1,000,000	$ 1,378,542

Liabilities and Stockholders' Equity
	Total liabilities	$ 317,716	(a)	500,000	$ 817,716
	Capital Stock	(52,048)	(a)	500,000	447,952
	Retained Earnings	112,874			112,874
Total liabilities and stockholders’ equity		$ 378,542		$ 1,000,000	$ 1,378,542

(a)	Purchase price of $500,000 in common stock, $500,000 issued note payable to sellers.
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

Results of Operations

Summary of financial data (unaudited) (‘000 omitted):

	September 30,		Change
	2010	2009	Amount	Percent

Revenue	$4,147	$1,613	$2,534	157.1%
Cost of transportation	3,182	968	2,214	228.7%
	965	645	320	49.6%
	23.3%	40.0%		-16.7%

Selling, general and administrative	2,534	736	1,798	244.3%
Operating income	(1,569)	(91)	(1,478)	1624.2%
	-37.8%	-5.6%

For the three and nine months ended September 30, 2010 (unaudited) and September 30, 2009 (unaudited)

We generated revenue of $1,484,000, $46,000, $4,147,000 and $1,613,000 and gross profit of $360,000 $43,000, $965,000 and $645,000 for the three and nine months ended September 30, 2010 and 2009, respectively. Net loss was $310,000 and $1,091,000 for the three and nine months ended September 30, 2010 compared to a net loss of $123,000 and $58,000 for the three and six months ended September 30, 2009.

Revenue increased $2,534,000 for the nine months ended September 30, 2010 over the nine months ending September 30, 2009, an increase of 157%. The revenue increase was due to increased volume and increases in billing rates which were aided by pass through of fuel price adjustments.

We had operating loss in the amount of $469,000, $1,569,000 for the three and nine months ended September 30, 2010 and a loss of $195,000 and $91,000 for the three and nine months ended September 30, 2009.  Included in loss from operations were non-cash charges of approximately $32,000, $98,000, $1,000 and $3,000 for  depreciation charges related to equipment, no amortization charges and approximately $362,000, $0, $934,000 and $0 for stock-based compensation, for the three and nine month periods ended September 30, 2010 and 2009, respectively.

Cost of transportation increased at a greater rate, reducing gross margins on sales from 40% to 23% for the comparable nine month periods.  This was primarily due to labor and fuel costs.

The most significant general and administrative costs is consulting and professional expenses which were, excluding non-cash stock-based payments, approximately $331,000, $211,000, $637,000 and $335,000 for the three and nine months ended September 30, 2010 and 2009, respectively. The increase was primarily due to due diligence and costs in association with the acquisitions and additional costs for public entity filings.  Depreciation and amortization costs were approximately $32,000, $98,000, $1,000 and $3, 000 for depreciation charges related to equipment and approximately $362,000, $0, $934,000 and $0 for stock-based compensation, for the three and nine month periods ended September 30, 2010 and 2009, respectively.

Interest expense was $32,000, $800, $73,000 and $800 for the three and nine months ended September 30, 2010 and 2009, respectively. The increase was due to the additional debt borrowed during the current period, in funding of the acquisition. Interest expense included non-cash costs of accreted interest in the amount of $10,000 and $25,000 for the three and nine months ended September 30, 2010.  Additionally, there was a change in the calculated derivative liability and beneficial conversion features related to financing activities, resulting in an unrealized gain of $8,000 and a charge to expenses of approximately $89,000 for the three and nine month periods ended September 30, 2010.

Liquidity and Capital Resources

Net cash used in operating activities for the nine months ended September 30, 2010 was $515,000 compared to net cash used in operating activities for the nine months ended September 30, 2009 of $417,000. The change was principally driven by the recognition of deferred tax assets.

Net cash used for investing activities was $33,000 for the nine months ended September 30, 2010 compared to net cash used of $197,000 for the nine months ended September 30, 2009. Use of cash for the nine months ended September 30, 2009 consisted of acquisition costs and additional software development costs, which are being ratably expensed in subsequent periods.

Net cash provided by financing activities for the nine months ended September 30, 2010 was approximately $561,000 compared to net cash provided by financing activities of $878,000 for the nine months ended September 30, 2009. Net cash provided by financing activities for the nine months ended September 30, 2010, consisted primarily of receiving borrowings for operations.

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

Off Balance Sheet Arrangements

As of September 30, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Item 4T. Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of the end of such periods are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

The company has limited resources and as a result, a material weakness in financial reporting currently exists.  Those weaknesses include:  Lack of Effective Policies Regarding the General Accounting System. We do not have any documented processes for the input, accumulation, or testing of financial data that would provide assurance that all transactions are accurately and timely recorded or that the financial reports will be prepared on a timely periodic basis.

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

The Company’s management, including the President (Principal Executive Officer), Director, and Chief Financial Officer (Principal Accounting and Financial Officer), confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended September 30, 2010, the Company issued 221,650,000 of restricted common stock to various employees and consultants for services rendered.   An additional 158,445,863 common shares were issued in cancellation of existing debts.

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

Optimized Transportation Management, Inc.

DATE: November 16, 2010	/s/ Kevin P. Brennan
Kevin P. Brennan Chief Executive Officer and Chief Financial Officer (Principle Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit	Method of Filing

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